Form 10-Q
period 2021-03-31
SPRUCE BIOSCIENCES, INC.
filed 2021-05-12
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 23,330,135 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$148,627	$157,150
Prepaid expenses	2,687	2,971
Other current assets	272	276
Total current assets	151,586	160,397
Restricted cash	216	216
Right-of-use assets	1,716	1,793
Other assets	473	477
Total assets	$153,991	$162,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,566	$3,628
Term loan, current portion	—	2,554
Accrued expenses and other current liabilities	3,558	2,496
Accrued compensation and benefits	727	1,085
Total current liabilities	6,851	9,763
Term loan, net of current portion	4,843	1,922
Lease liability, net of current portion	1,566	1,653
Other liabilities	8	118
Total liabilities	13,268	13,456
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,301,872 and 23,260,399 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	211,449	210,266
Accumulated deficit	(70,728)	(60,841)
Total stockholders’ equity	140,723	149,427
Total liabilities and stockholders’ equity	$153,991	$162,883

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$6,714	$4,610
General and administrative	3,103	523
Total operating expenses	9,817	5,133
Loss from operations	(9,817)	(5,133)
Interest expense	(89)	(74)
Other income, net	19	39
Net loss	$(9,887)	$(5,168)
Net loss per share, basic and diluted	$(0.42)	$(6.76)
Weighted-average shares of common stock outstanding, basic and diluted	23,283,658	764,408

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	23,260,399	$2	$210,266	$(60,841)	$149,427
Exercise of stock options	41,473	—	63	—	63
Stock-based compensation	—	—	1,120	—	1,120
Net loss	—	—	—	(9,887)	(9,887)
Balance as of March 31, 2021	23,301,872	$2	$211,449	$(70,728)	$140,723

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2020	28,000,000	$27,813	—	$—	764,408	$1	$664	$(31,302)	$(30,637)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $345	—	—	36,666,665	43,655	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	(5,168)	(5,168)
Balance as of March 31, 2020	28,000,000	$27,813	36,666,665	$43,655	764,408	$1	$696	$(36,470)	$(35,773)

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(9,887)	$(5,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,120	32
Depreciation and amortization	13	1
Non-cash lease expense	77	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	291	56
Accounts payable and accrued expenses	(82)	(269)
Accrued compensation and benefits	(358)	(685)
Other assets	16	36
Other liabilities	23	41
Net cash used in operating activities	(8,787)	(5,956)
Cash flows from investing activities
Purchases of property and equipment	(19)	-
Net cash used in investing activities	(19)	-
Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	43,655
Proceeds from exercise of stock options	63	—
Proceeds from issuance of long-term debt, net of issuance costs of $10	4,990	—
Repayment of term loan	(4,770)	—
Net cash provided by financing activities	283	43,655
Net increase/(decrease) in cash, cash equivalents and restricted cash	(8,523)	37,699
Cash, cash equivalents, and restricted cash at beginning of period	157,366	3,924
Cash, cash equivalents, and restricted cash at end of period	$148,843	$41,623
Supplemental cash flow data:
Cash paid for interest	$54	$46

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (the Company) is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. The Company is initially developing its wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy for patients suffering from classic congenital adrenal hyperplasia (CAH). The Company is also developing tildacerfont for females suffering from a rare form of polycystic ovary syndrome (PCOS) with primary adrenal androgen excess, representing 3-5% of females with PCOS. The Company is located in Daly City, California and was incorporated in the state of Delaware in April 2016.

Initial Public Offering

In October 2020, the Company consummated its initial public offering (IPO) and issued a total of 6,900,000 shares of common stock, which includes 900,000 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. In aggregate, the Company received net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 15,492,019 shares of common stock.

Liquidity and Capital Resources

      As of March 31, 2021, the Company had cash and cash equivalents of $148.6 million, which is sufficient to fund its planned operations for a period of at least twelve months following the issuance of the accompanying condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2021, the Company incurred a net loss of $9.9 million and used $8.8 million of cash in operations. As of March 31, 2021, the Company had an accumulated deficit of $70.7 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities and debt.

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

2. Summary of Significant Accounting Policies

Interim Condensed Financial Statements

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of March 31, 2021, the condensed statements of operations for the three months ended March 31, 2021 and 2020, the condensed statement of stockholders’ equity for the three months ended March 31, 2021, the condensed statement of redeemable convertible preferred stock and stockholders’ deficit for the three months ended March 31, 2020, and the condensed statement of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2020, is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

These interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 22, 2021 (Annual Report).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, accrued research and development expenses, valuation of common stock and stock-based compensation and income tax and uncertain tax positions. The Company bases its estimates on its historical experience and on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in our Annual Report.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and are stated at fair value. There are no unrealized gains or losses on the cash equivalents for the periods presented.

Restricted Cash

          The Company has cash in a collateral account related to a letter of credit issued on behalf of the Company for the security deposit on the non-cancelable operating lease for an office facility. The collateralized cash in connection with the letter of credit was classified as restricted cash on the balance sheet as of March 31, 2021 and December 31, 2020 based on the terms of the lease agreement, which expires in 2025, unless extended.

         The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$148,627	$41,407
Restricted cash	216	216
Total cash, cash equivalents and restricted cash	$148,843	$41,623

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020 and the Company adopted on January 1, 2021. The adoption did not have any impact on the Company’s condensed financial statements as of and for the three months ended March 31, 2021.

3. Fair Value Measurements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, prepaid expenses, accounts payable and accrued expenses.

As of March 31, 2021, cash equivalents comprised of money market funds. The carrying amounts of cash equivalents approximate their fair value based upon quoted market prices and are classified as Level 1. The fair value of money market funds as of March 31, 2021 was $123.0 million.

The estimated fair value of the term loan was $5.0 million as of March 31, 2021 and was based on estimated interest rates currently available to the Company for debt with similar terms, a Level 3 input.

The Company did not have any financial assets measured nor liabilities recorded at fair value on a recurring or non-recurring basis as of December 31, 2020.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development expenses	$2,864	$2,002
Accrued general and administrative expenses	362	245
Lease liability, current portion	332	249
Total accrued expenses and other current liabilities	$3,558	$2,496

Accrued research and development expenses were primarily related to clinical trials, preclinical studies, and manufacturing.

5. Leases

The Company leases space under non-cancelable operating leases which require the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance. The Company does not have finance leases.

In February 2020, the Company entered into a non-cancelable operating lease for office space with a commencement date of September 2020. The monthly payments escalate over the 63-month term with total gross commitments of $2.3 million. The lease includes an option to renew the lease term for an additional period of 60 months. The renewal option is not included in the lease term or minimum lease payments disclosures below as the Company is not reasonably certain to exercise the option. Lease incentives, which relate to rent abatement, were considered in the calculation of the lease liability and right-of-use asset. Lease expense for the three months ended March 31, 2021 and 2020 was $110 thousand and nil, respectively.

In February 2019, the Company entered into a short-term lease for office space with a commencement date of March 2019. Total gross commitments over the 12-month term were $0.2 million. In February 2020, the Company extended the lease for an additional three months for a total of $42 thousand in additional commitments. The lease was terminated in May 2020. Short-term lease expense for the three months ended March 31, 2021 and 2020 was nil and $42 thousand, respectively.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining minimum lease payments over the lease term, with certain adjustments. As the leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability. As of March 31, 2021, the weighted-average remaining lease term for operating leases was 4.7 years and the weighted-average discount rate was 7.0%. Cash paid for amounts included in the measurement of lease liabilities was $37 thousand for the three months ended March 31, 2021.

The Company recognizes monthly operating lease expense on a straight-line basis over the term of the lease. Variable lease expense relates primarily to office lease common area maintenance, insurance, and property taxes, is expensed as incurred, and is excluded from the calculation of the lease liability and right-of-use-asset. Variable lease expense for the three months ended March 31, 2021 was $2 thousand.

6. Term Loan

In September 2019, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB) providing for a term loan (the Term Loan). In April 2020, the Company and SVB entered into an agreement (the Deferral Agreement) whereby the parties agreed to extend the interest-only period, repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. All other terms under the Loan Agreement remained unchanged. The Deferral Agreement was determined to be a debt modification, resulting in a prospective yield adjustment based on the revised terms.

In connection with the Loan Agreement, the Company issued a warrant to purchase up to an aggregate of 49,609 shares of common stock at $1.44 per share. The Company determined the initial fair value of the warrant to be $0.1 million using the Black-Scholes option-pricing model. The fair value of the warrant was recorded to equity and as a debt discount, which was being amortized to interest expense using the effective interest method over the term of the Term Loan. In November 2020, the warrant was net-exercised for 46,358 shares of common stock.

In March 2021, the Company entered into a First Amendment to Loan and Security Agreement (the First Amendment), pursuant to which the Company and SVB amended the Loan Agreement. The First Amendment increased the aggregate principal amount of the Term Loan commitment by SVB to up to $30.0 million. Up to $20.0 million is available under the first tranche of the Term Loan (First Tranche), $5.0 million of which was advanced immediately to repay the outstanding obligations under the Term Loan prior to the First Amendment with the remainder of the First Tranche commitment available through December 31, 2021, and up to $10.0 million is available under the second tranche (Second Tranche), subject to the completion of certain clinical and financial milestones, which Second Tranche commitment is available through December 31, 2022. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026. The First Amendment was determined to be a debt modification.

Pursuant to the First Amendment, the Company is required to make monthly payments of interest only commencing on the first day of the month following the funding date of each respective tranche and continuing thereafter through December 31, 2022 to the extent that the Company does not borrow any part of the Second Tranche or December 31, 2023 if the Company has borrowed some or all of the Second Tranche (the Interest-Only Period). Outstanding principal balances under the Term Loan, as amended by the First Amendment, bear interest at a floating per annum rate equal to (A) if the Company does not borrow under the Second Tranche, the greater of (x) 1% above the prime rate or (y) 4.25%; or (B) if the Company does borrow under the Second Tranche, the greater of (x) 3% above the prime rate or (y) 6.25%.

Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments (or 25 if the Company borrows under the Second Tranche) after the end of the Interest-Only Period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. The final payment due on the maturity date shall include all outstanding principal and all accrued unpaid interest and an End of Term Payment totaling (x) 6% of the original funded principal amount of the First Tranche if the Company does not borrow under the Second Tranche, or (y) 9.5% of the total original funded principal amount under the First and Second Tranche if the Company does borrow under the Second Tranche (the End of Term Payment). The Company may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the End of Term Payment, a prepayment fee between 1% and 3% of the commitment amount of the First and Second Tranches, and any bank expenses become due and payable.

The Company incurred $10 thousand of debt issuance costs in connection with the First Amendment and had unamortized issuance costs and unamortized debt discount under the Loan Agreement of $2 thousand and $16 thousand, respectively. The Company recorded these costs, including the unaccreted portion of the final payment obligation under the Loan Agreement as a discount from the carrying value of the Term Loan, which are being amortized using the effective interest method over the life of the First Amendment. The unamortized debt issuance costs and debt discount balance was $0.2 million as of March 31, 2021.

The Term Loan and unamortized discount and debt issuance costs balances as of March 31, 2021 are shown below (in thousands):

March 31, 2021
Total Term Loan debt	$5,000
Less: unamortized discount and debt issuance costs	(157)
Total Term Loan, net	4,843
Less: Term Loan, current portion	—
Term loan, net of current portion	$4,843

The Company is subject to customary affirmative and restrictive covenants under the Loan Agreement, as amended. The Company’s obligations under the Loan Agreement, as amended, are secured by a first priority security interest in substantially all of its current and future assets, other than intellectual property. The Company also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement, as amended.

The Loan Agreement, as amended, also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement, as amended, and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, as amended, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, as amended. As of March 31, 2021, management believes that the Company was in compliance with all financial covenants under the Loan Agreement, as amended, and there had been no material adverse change.

The Company made interest payments on the Term Loan of $54 thousand and $46 thousand during the three months ended March 31, 2021 and 2020, respectively.

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

License Agreement

In May 2016, the Company entered into a license agreement (the License Agreement), with Eli Lilly and Company (Lilly). Pursuant to the terms of the License Agreement, Lilly granted the Company an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how and proprietary materials related to certain compounds, to research, develop, and commercialize such compounds for all pharmaceutical uses. The Company is also required to pay Lilly up to an aggregate of $23.0 million upon the achievement, during the time the License Agreement remains in effect, of certain milestones relating to the clinical development and commercial sales of products licensed under the License Agreement. Such payments are for predetermined fixed amounts, are paid only upon the first occurrence of each event and are due shortly after achieving the applicable milestone. In addition, the Company is required to pay Lilly tiered royalties on annual worldwide net sales with rates ranging from mid-single digits to sub-teens. No additional amounts were paid by the Company to Lilly during any of the periods presented, nor were due as of such dates pursuant to the License Agreement.

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not subject to any material legal proceedings during the three months ended March 31, 2021.

8. Capital Structure

Common Stock

As of March 31, 2021 and December 31, 2020, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of March 31, 2021, no dividends were declared.

Shares reserved for future issuance

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	March 31, 2021	December 31, 2020
Stock options, issued and outstanding	2,588,298	2,278,771
Stock options, available for future issuance	3,449,095	2,637,076
Employee stock purchase plan, available for future issuance	453,243	220,640
Total shares reserved	6,490,636	5,136,487

Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 15,492,019 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There was no redeemable convertible preferred stock issued or outstanding as of March 31, 2021.

9. Equity Incentive Plans and Stock-Based Compensation Expense

Equity Incentive Plans

In October 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan), which is a successor to and continuation of the Company’s Amended and Restated 2016 Equity Incentive Plan (the 2016 Plan). Total shares reserved under the 2020 Plan was 2,647,684, inclusive of the shares that remained available for issuance under the 2016 Plan at the time the 2020 Plan became effective. Following the effectiveness of the 2020 Plan, no further grants will be made under the 2016 Plan; however, shares subject to awards granted under the 2016 Plan continue to be governed by the 2016 Plan. Any shares subject to outstanding stock options or other stock awards that were granted under the 2016 Plan that terminate or expire prior to exercise or settlement; are settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price in accordance with the terms of the 2016 Plan will also be reserved for issuance under the 2020 Plan.

Under the 2020 Plan and the 2016 Plan, individuals can be granted the ability to early exercise their options. There were no shares, related to the early exercise of options, subject to repurchase by the Company as of March 31, 2021.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	2,278,771	$2.78	8.6	$49,059
Granted	355,000	20.31	—	—
Exercised	(41,473)	1.50	—	—
Forfeited/Cancelled	(4,000)	20.90	—	—
Balance as of March 31, 2021	2,588,298	$5.18	8.7	$30,984
Vested and expected to vest as of March 31, 2021	2,569,295	$5.18	8.7	$30,812
Vested and exercisable as of March 31, 2021	683,689	$1.93	6.8	$10,079

Stock options vested and expected to vest differs from total stock options outstanding as it excludes performance-based stock options for which the performance criteria has not been achieved and achievement is not expected as of March 31, 2021.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised were $0.9 million for the three months ended March 31, 2021.

As of March 31, 2021, a total of 3,810,703 shares were authorized for issuance under the 2020 Plan and 3,449,095 shares remained available for issuance, and a total of 2,226,690 shares were authorized for issuance under the 2016 Plan and no shares remained available for issuance.

For the three months ended March 31, 2021, the weighted-average fair value of options granted was $15.89 per share.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$264	$10
General and administrative	856	22
Total stock-based compensation expense	$1,120	$32

During 2020, the Company granted options to purchase 127,042 shares of common stock to certain executive officers with performance criteria stipulating that no shares will vest unless certain financing and other related milestones are achieved. In January 2021, the Board of Directors determined that the performance-based vesting criteria of such options had been satisfied, which was deemed a modification. The fair value of the modified awards was $2.4 million, which will be recognized over the requisite service period. For the three months ended March 31, 2021, the Company recorded stock-based compensation of $0.5 million in connection with the modification.

Unrecognized stock-based compensation expense as of March 31, 2021 was approximately $11.9 million, which is expected to be recognized over a weighted-average vesting term of 3.5 years.

Employee Stock Purchase Plan

The Board of Directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the ESPP) in October 2020. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the offering date or the applicable purchase date. A total of 220,640 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year, (ii) 441,280 shares of common stock or (iii) such lesser amount as determined by the Board of Directors. As of March 31, 2021, 453,243 shares of common stock remained available for issuance under the ESPP.

10. Income Taxes

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

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(9,887)	$(5,168)
Denominator:
Weighted-average common shares outstanding	23,283,658	764,408
Net loss per share, basic and diluted	$(0.42)	$(6.76)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	March 31,
	2021	2020
Series A redeemable convertible preferred stock (on an if-converted basis)	—	4,280,690
Series B redeemable convertible preferred stock (on an if-converted basis)	—	5,605,661
Shares subject to outstanding common stock options	2,588,298	790,060
Estimated shares issuable under the ESPP	24,118	—
Shares subject to common stock warrants	—	49,609
Total	2,612,416	10,726,020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on March 22, 2021, or the Annual Report. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Spruce,” the “company,” “we,” “our,” “us” or similar terms refer to Spruce Biosciences, Inc.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia, or CAH. Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 50 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had poor disease control despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of poor disease control. Furthermore, we are developing tildacerfont for females suffering from a rare form of polycystic ovary syndrome, or PCOS, with primary adrenal androgen excess, representing 3-5% of females with PCOS (estimated to be 150,000 to 200,000 patients in the United States). 171 subjects across seven clinical trials to date have been administered tildacerfont with no drug-related serious adverse events, or SAEs, reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with poor disease control and anticipate topline results in the first half of 2022. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction and anticipate topline results in the second half of 2022. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either good disease control or poor disease control. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results in CAHmelia-204, we plan to meet with the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory authorities to discuss registration.

We also plan to investigate tildacerfont for the treatment of classic CAH in children as young as two years of age, and plan to initiate the clinical development program for tildacerfont in the pediatric classic CAH population in the second half of 2021. We have received feedback from the FDA and European Medicines Agency, or EMA, on our planned Phase 2 clinical trial of tildacerfont in children with classic CAH. We have also submitted a pediatric investigational plan, or PIP, to the Pediatric Committee of the EMA regarding a registrational program in children with classic CAH. Beyond classic CAH, we believe tildacerfont has potential utility in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone, or ACTH. We are committed to leveraging our deep scientific knowledge of the biology of rare endocrine disorders, the benefits of tildacerfont, and our commercial expertise to dramatically transform the lives of individuals living with these devastating disorders.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2021, we incurred a net loss of $9.9 million and used $8.8 million of cash in operations. As of March 31, 2021, we had an accumulated deficit of $70.7 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering, or IPO, and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Since inception through March 31, 2021, we have raised aggregate gross proceeds of $224.5 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock and $5.0 million from the issuance of debt. As of March 31, 2021, we had cash and cash equivalents of $148.6 million. We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operations for at least the next 12 months. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

▪	advance tildacerfont through our ongoing Phase 2b clinical trials in adult patients with classic CAH;
▪	pursue regulatory approvals of tildacerfont in adult patients with classic CAH;
▪	advance clinical development of tildacerfont in additional indications, including pediatric classic CAH and a subpopulation of females with a rare form of PCOS;
▪	build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States and Europe;
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

License Agreement with Eli Lilly and Company

In May 2016, we entered into a license agreement, or the License Agreement, with Eli Lilly and Company, or Lilly. Pursuant to the terms of the License Agreement, Lilly granted us an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how, and proprietary materials, which we refer to collectively as the Lilly IP, and such patents, the Lilly Licensed Patents, relating to the CRF1 receptor antagonist compounds either listed in the License Agreement or covered by patent rights controlled by Lilly, which we refer to collectively as the Lilly Compounds, to research, develop, commercialize, make, have made, use, sell, offer to sell, and import the Lilly Compounds and any products containing a Lilly Compound, including any products containing a Lilly Compound and one or more additional active pharmaceutical ingredients, or APIs, other than a Lilly Compound, which we refer to collectively as the Lilly Licensed Products, for all pharmaceutical uses, including all diagnostic, therapeutic, and prophylactic uses, for human or animal administration. Lilly retained rights under the Lilly IP and the Lilly Licensed Patents for internal research purposes.

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

These expenses include:

▪	external expenses, consisting of:
o	clinical development—expenses associated with clinical research organizations, or CROs, engaged to manage and conduct clinical trials;
o	preclinical studies—expenses associated with preclinical studies performed by vendors;
o	manufacturing—expenses associated with contract manufacturing; labeling, packaging, and distribution of clinical trial supplies; and consulting;
o	other research and development—expenses associated with quality and regulatory compliance; and

▪	internal expenses, consisting of personnel, including expenses for salaries, bonuses, benefits, stock-based compensation, as well as allocation of certain expenses.

To date, most of these expenses have been incurred to advance tildacerfont. These expenses will primarily consist of expenses for the administration of clinical trials as well as manufacturing costs for clinical drug supply. We expect that significant additional spending will be required to progress tildacerfont through clinical development and regulatory approval.

Research and development expenses are recognized as they are incurred. If deposits are required by external vendors, a portion of the deposit is included as a prepaid expense until sufficient progress has occurred to amortize the deposit to expense in the statement of operations.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for personnel in executive, finance, and other administrative functions. General and administrative expenses also include legal fees, professional fees, insurance costs, facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, Inc., or Nasdaq, listing rules.

We expect that our general and administrative expenses will continue to increase in the foreseeable future as additional administrative personnel and services are required to manage these functions of a public company, as we advance tildacerfont through clinical development and regulatory approval.

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the term loan, or Term Loan, provided pursuant to the Loan and Security Agreement entered into with Silicon Valley Bank in September 2019, or the Loan Agreement, as amended by a First Amendment to Loan and Security Agreement entered into with Silicon Valley Bank in March 2021, or the First Amendment.

Other Income, Net

Other income, net primarily consists of interest income earned on our cash and cash equivalents.

Results of Operations

Comparisons of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$6,714	$4,610	$2,104
General and administrative	3,103	523	2,580
Total operating expenses	9,817	5,133	4,684
Loss from operations	(9,817)	(5,133)	(4,684)
Interest expense	(89)	(74)	(15)
Other income, net	19	39	(20)
Net loss	$(9,887)	$(5,168)	$(4,719)

Research and Development Expenses

Research and development expenses were $6.7 million for the three months ended March 31, 2021, compared to $4.6 million for the three months ended March 31, 2020. The overall increase in research and development expenses was primarily related to an increase in clinical development, manufacturing, and personnel costs, associated with progressing clinical development. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Three Months Ended March 31,
	2021	2020	Change
External expenses:
Clinical development	$3,644	$2,257	$1,387
Manufacturing	545	696	(151)
Preclinical studies	581	350	231
Other research and development	267	73	194
Internal expenses:
Personnel	1,601	1,185	416
Allocated overhead	76	49	27
Total research and development expenses	$6,714	$4,610	$2,104

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended March 31, 2021, compared to $0.5 million for the three months ended March 31, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $1.3 million in personnel-related expenses, an increase of $0.7 million in legal and professional fees primarily related to operating as a public company, and an increase of $0.4 million in directors’ and officers’ liability insurance premiums.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2021, compared to $0.1 million interest expense for the three months ended March 31, 2020. Interest expense incurred relate to the Term Loan with Silicon Valley Bank.

Other Income, Net

Other income, net was minimal for the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $70.7 million. As of March 31, 2021, we had cash and cash equivalents of $148.6 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of approximately $93.4 million, after deducting underwriting discounts and commissions and offering expenses. We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operations for at least the next 12 months.

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

We have also entered into the License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of March 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the section titled “License Agreement with Lilly and Company” above.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Loan Agreement

In September 2019, we entered into the Loan Agreement with Silicon Valley Bank providing for the Term Loan. Pursuant to the Loan Agreement, we requested $2.5 million from the first tranche in connection with the entry into the Loan Agreement and drew the second tranche of $2.0 million in December 2019.

In April 2020, we and Silicon Valley Bank entered into the Deferral Agreement whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. Up to $20.0 million is available under the first tranche of the Term Loan, or the First Tranche, $5.0 million of which was advanced immediately to repay the outstanding obligations under the Term Loan prior to the First Amendment with the remainder of the First Tranche commitments available through December 31, 2021, and up to $10.0 million is available under the second tranche, or the Second Tranche, subject to the completion of certain clinical and financial milestones which Second Tranche commitment is available through December 31, 2022. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026. As of March 31, 2021, $5.0 million was outstanding under the Term Loan.

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

Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments (or 25 if the Company borrows under the Second Tranche) after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amendment interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. The final payment due on the maturity date shall include all outstanding principal and all accrued unpaid interest and an end of term payment totaling (x) 6% of the original funded principal amount of the First Tranche if the Company does not borrow under the Second Tranche, or (y) 9.5% of the total original funded principal amount under the First and Second Tranche if the Company does borrow under the Second Tranche (the End of Term Payment).

We may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the End of Term Payment, a prepayment fee between 1% and 3% of the principal amount of the first and second tranches, and any bank expenses become due and payable.

The Loan Agreement, as amended, contains certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interest, including entering into a change in control transaction. The Loan Agreement, as amended, also contains certain covenants that limit our ability to obtain additional debt financing, including incurring debt from third parties not permitted under the Loan Agreement, as amended, or incurring liens or encumbrances on our property. While we have not previously breached and are currently in compliance with the covenants contained in the Loan Agreement, as amended, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, Silicon Valley Bank may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. In addition, if an event of default occurs under the Loan Agreement, as amended, Silicon Valley Bank may, among other things, accelerate the Term Loan or do any acts it considers necessary or reasonable to protect its security interest in the collateral under the Term Loan. Events of default include the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise). The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, tildacerfont or any of our future product candidates. We expect our research and development expenses to increase significantly in the foreseeable future as we continue to invest in research and development activities related to developing tildacerfont, as tildacerfont continues advancing in late stage studies for the treatment of classic CAH in adult patients, as we conduct clinical trials of tildacerfont in additional indications beyond classic CAH in adult patients, as we seek regulatory approvals for tildacerfont, and incur expenses associated with hiring additional personnel to support our research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, the successful development of tildacerfont is highly uncertain, and we may never succeed in achieving regulatory approval for tildacerfont in classic CAH in adult patients or other indications. In addition, we expect to incur additional costs associated with operating as a public company.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(8,787)	$(5,956)
Net cash used in investing activities	(19)	-
Net cash provided by financing activities	283	43,655
Net increase in cash, cash equivalents, and restricted cash	$(8,523)	$37,699

Cash Used in Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $8.8 million, which consisted of a net loss of $9.9 million, partially offset by and a net change of $0.1 million in our net operating assets and liabilities and by $1.2 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets of $0.3 million, offset by a decrease in accounts payable and accrued expenses of $0.1 million, and a decrease in accrued compensation and noncurrent assets and liabilities of $0.3 million. The non-cash charges of $1.2 million consisted of stock-based compensation expense, non-cash lease expense, depreciation and amortization expense.

For the three months ended March 31, 2020, net cash used in operating activities was $6.0 million, which consisted of a net loss of $5.2 million, partially offset by and a net change of $0.8 million in our net operating assets and liabilities and by $33 thousand in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets of $56 thousand, offset by a decrease in accounts payable and accrued expenses of $0.3 million, and a decrease in accrued compensation and noncurrent assets and liabilities of $0.7 million. The non-cash charges of $33 thousand consisted of stock-based compensation expense and depreciation and amortization expense.

Cash Used in Investing Activities

For the three months ended March 31, 2021 and 2020, cash used in investing activities was less than $0.1 million and related to the purchase of property and equipment.

Cash Provided by Financing Activities

For the three months ended March 31, 2021, cash provided by financing activities was $0.3 million, consisting primarily of net proceeds from the issuance of long-term debt and proceeds from exercise of stock options.

For the three months ended March 31, 2020, cash provided by financing activities was $43.7 million primarily from the issuance and sale of Series B redeemable convertible preferred stock.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report and the notes to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those discussed in the Annual Report.

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2021 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not believe that our cash or cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one financial institution that is in excess of federally insured limits.

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

There was no material foreign currency risk for the three months ended March 31, 2021.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on the Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and our management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures and internal control over financial reporting also are based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 1A. Risk Factors

An investment in shares of common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Annual Report.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the three months ended March 31, 2021, we reported a net loss of $9.9 million. As of March 31, 2021, we had an accumulated deficit of $70.7 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, seek regulatory approvals for, and commercially launch tildacerfont and any future product candidates, if approved. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

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

As of March 31, 2021, we had cash and cash equivalents of $148.6 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operations for at least the next 12 months.

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

In addition, we have received feedback from the FDA and EMA on our planned Phase 2 clinical trial of tildacerfont in children with classic CAH in order to initiate the clinical development program for tildacerfont in the pediatric classic CAH population in the second half of 2021. We also plan to file an IND to study tildacerfont in a subpopulation of females with a rare form of PCOS in the first half of 2021 and plan to pursue orphan drug designation in this patient population. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, subject to the clearance of our planned IND, we plan to initiate a Phase 2 proof-of-concept clinical trial in the second half of 2021. The COVID-19 pandemic continues to evolve and any impacts on these projected milestones are highly uncertain and cannot be predicted with confidence.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unknown when a decision will be made. On February 10, 2021, the Biden administration withdrew the federal government support for overturning the Affordable Care Act. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to COVID-19 relief legislation, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the previous Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that attempted to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 50 years. We are aware of three other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc., or Neurocrine, is developing a CRF1 receptor antagonist and has completed a two-week Phase 2 clinical trial in adults with classic CAH. Neurocrine has initiated a Phase 2 clinical trial in a pediatric classic CAH population and a registrational trial for adult patients with classic CAH. Neurocrine has also initiated a registrational program in pediatric classic CAH in 2021. BridgeBio Pharma, Inc. plans to evaluate an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof of concept clinical trial in 2021. In addition, Crinetics Pharmaceuticals, Inc. has initiated a Phase 1 clinical trial in 2021 to evaluate the ability of an oral ACTH antagonist to suppress ACTH-stimulated secretion in healthy volunteers.

In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue use of their steroid regimen. As corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products. One such company is Diurnal Group PLC, or Diurnal, which is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but recently announced a failed Phase 3 clinical trial and placed its U.S. development activities on hold. Diurnal submitted a MAA to the EMA in December of 2019. In March 2021, the EMA announced a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) on granting marketing approval for its exogenous cortisol treatment with a modified release for the treatment of adults and adolescents aged 12 and over with CAH. Diurnal also announced that it has withdrawn its application for maintenance of orphan drug designation in Europe and anticipates commercial launch in the third quarter of 2021.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2021, we had 19 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into the Loan Agreement providing for the Term Loan. In April 2020, we entered into a deferral agreement with Silicon Valley Bank, or the Deferral Agreement, whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. As of December 31, 2020, we had $4.5 million outstanding under the Loan Agreement. Following the First Amendment, the principal amount due under the Loan Agreement was $5.0 million as of March 31, 2021.

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

For a more detailed description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement” and Note 6 to our condensed financial statements, each included elsewhere in this Quarterly Report on Form 10-Q.

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

Failure to comply with data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.*

We and our partners may be subject to federal, state, and foreign data protection laws and regulations, as well as other rules, standards, policies and contractual or other obligations, relating to the collection, use, retention, security, disclosure, transfer and other processing of personal data, collectively, Data Protection Requirements. If we fail, or are perceived to have failed, to address or comply with any such Data Protection Requirements, this could result in enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements.

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

Foreign data protection laws, including the GDPR may also apply to health-related and other personal data we process in respect of certain of our operations. The GDPR applies to any processing operations carried out in the context of the activities of an establishment in the EEA as well as any processing operations relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA. Further, notwithstanding the United Kingdom’s withdrawal from the EU, by operation of the so called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of the law of the United Kingdom by virtue of section 3 of the EU (Withdrawal) Act 2018 and as subsequently amended), the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of the activities of an establishment in the United Kingdom and any processing relating to the offering of goods or services to individuals in the United Kingdom and/or monitoring of their behavior in the United Kingdom. Therefore, reference to the GDPR herein also refers to the UK GDPR in the context of the United Kingdom, unless the context requires otherwise. The GDPR provides that EEA member states may make their own further laws and regulations to introduce specific requirements related to the processing of ‘special categories of personal data,’ including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offenses or convictions – in the United Kingdom, the United Kingdom Data Protection Act 2018 complements the UK GDPR in this regard. Such laws may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data, and/or otherwise lead to greater divergence on the law that applies to the processing of such data types across the EEA and/or United Kingdom, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk.

The GDPR has imposed stringent requirements for controllers and processors of personal data, including, for example, by extending the rights available to affected data subjects, materially expanding the definition of what is expressly noted to constitute personal data (including expanding the relevant definition to capture expressly the ‘pseudonymized’ or key-coded data that is commonly processed in a clinical trial-related context), introducing mandatory personal data breach notifications to Supervisory Authorities and affected individuals (in certain circumstances), setting limitations on retention of information, increasing requirements pertaining to special categories of personal data (such as health data, biometric data, genetic information), and requiring that prescriptive obligations must be met when we engage third-party processors to process of personal data on our behalf. A particular issue presented by certain European data protection laws, including the GDPR, is that they generally restrict transfers of personal data from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Recent legal developments in the EU have created complexity and uncertainty regarding such transfers of personal data from the EEA to the United States, e.g. on July 16, 2020 in a case known colloquially as “Schrems II,” the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. Following this decision, the United Kingdom government has similarly invalidated use of the EU-U.S. Privacy Shield as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the so-called UK GDPR, and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board, or EDPB, would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the aforementioned draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe, including the EEA, United Kingdom or Switzerland, may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; and/or require us to increase our data processing capabilities in Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our financial results.  Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

Following the United Kingdom’s withdrawal from the EU on January 31, 2020 and end of the transition period on December 31, 2020, as noted above, the United Kingdom has introduced the UK GDPR which currently makes the privacy regimes of the EEA and United Kingdom similar, though it is possible that either the EU, and consequently those further states that make up the remainder of the EEA, or United Kingdom could elect to change their approach and create differences in legal requirements and regulation in this area. This could expose us to two parallel regimes, each of which potentially authorizes similar fines (see below) and other potentially divergent enforcement actions for certain violations. Furthermore, there will now be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. For example, it is unclear whether transfers of personal data from the EEA to the United Kingdom will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a “transfer mechanism,” such as the Standard Contractual Clauses, will be required. For the meantime, under the post-Brexit Trade and Cooperation Agreement between the European Union and the United Kingdom, it has been agreed that transfers of personal data to the United Kingdom from EEA Member States will not be treated as “restricted transfers” to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two-month extension, or the extended adequacy assessment period. If the European Commission does not adopt an ‘adequacy decision’ in respect of the United Kingdom prior to the expiry of the extended adequacy assessment period, from that point onwards the United Kingdom will be an “inadequate third country” under the GDPR and transfers of data from the EEA to the United Kingdom will require a “transfer mechanism,” such as the Standard Contractual Clauses.

Under the GDPR, fines of up to €20 million or up to 4% of an undertaking’s total worldwide annual turnover of the preceding financial year, whichever is higher, may be imposed. Further, following the withdrawal of the UK from the EU and the end of the transitional period, we will have to comply with the GDPR and separately the UK GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. Implementing mechanisms to endeavor to ensure compliance with the GDPR and relevant local legislation in EEA Member States and the UK may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action-type litigation. While we have taken steps to comply with the GDPR where applicable, including by reviewing our security procedures, engaging data protection personnel, and entering into data processing agreements with relevant contractors, our efforts to achieve and remain in compliance may not be fully successful.

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

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of tildacerfont and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture tildacerfont and any future product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production. In particular, we currently rely on a single-source manufacturer for drug product, and a single-source manufacturer for drug substance.

We do not currently have any long-term agreement with a manufacturer to produce raw materials, APIs, and the finished products of tildacerfont or the associated packaging and administration syringes used in our current product format and we may rely on single source suppliers for clinical supply of API and drug product of tildacerfont. We will need to identify and qualify a third-party manufacturer prior to commercialization of tildacerfont, and we intend to enter into agreements for commercial production with third-party suppliers. As tildacerfont is intended to treat rare endocrine disorders, we will only require a low-volume of raw materials and APIs, and in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop tildacerfont and any future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of tildacerfont and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as our license agreement with Lilly, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.*

We are a party to a license agreement with Lilly under which we are granted intellectual property rights that are important to our business and our only product candidate, tildacerfont. If we fail to comply with our obligations under the license agreement, or we are subject to a bankruptcy, the license agreement may be terminated, in which event we would not be able to develop, commercialize or market tildacerfont.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to foreign patent agencies. These systems and processes may be negatively impacted by the COVID-19 pandemic in various aspects. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market with similar or identical products or technology earlier than should otherwise have been the case, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on October 9, 2020 to May 11, 2021 has ranged from a low of $14.63 to a high of $32.42. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

▪	actual or anticipated variations in quarterly or annual operating results;
▪	our cash position;
▪	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

▪	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
▪	changes in the market valuations of similar companies;
▪	overall performance of the equity markets;
▪	issuances of debt or equity securities;
▪	sales of our common stock by us or our stockholders in the future;
▪	trading volume of our common stock;
▪	changes in accounting practices;
▪	ineffectiveness of our internal controls;
▪	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
▪	significant lawsuits, including patent or stockholder litigation;
▪	general political, health, and economic conditions, including the COVID-19 pandemic; and
▪	other events or factors, many of which are beyond our control.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. To address our material weakness, we added a chief financial officer and controller, and we implemented new processes and controls, formalized documentation of policies and procedures, and recruited additional accounting personnel. We have fully remediated the material weakness as of the filing date of our Annual Report for the fiscal year ending December 31, 2020. Completion of remediation does not provide assurance that our remediation or other controls will continue operating effectively. Remediation costs consisted primarily of additional personnel expenses, which did not have a material impact to our financial statements.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2021, there were 23,301,872 shares of our common stock outstanding.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, the holders of 15,492,019 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2020 Plan, our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 441,280 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

We commenced our IPO pursuant to the registration statement on Form S-1 (File Nos. 333-248924 and 333-249397) that was declared effective on October 8, 2020 and registered an aggregate of 6,900,000 shares of our common stock. On October 8, 2020, we sold 6,900,000 shares of our common stock at a public offering price of $15.00 per share for aggregate gross proceeds of $103.5 million. In October 2020, we completed our IPO. Cowen and Company, LLC, SVB Leerink LLC, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC served as joint book-running managers.

The net proceeds of the IPO were approximately $93.4 million, after deducting underwriting discounts, commissions and offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. Through March 31, 2021, we have not used any of the net proceeds from our IPO. We are investing these funds in accordance with our investment policy. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the final prospectus filed with the SEC on October 9, 2020 pursuant to rule 424(b)(4) of the Securities Act. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

10.1†

First Amendment to Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank dated March 19, 2021 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-39594), filed with the SEC on March 22, 2021.

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

SPRUCE BIOSCIENCES, INC.

Date: May 12, 2021	By:	/s/ Richard King
Richard King
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Samir Gharib
Samir Gharib
Chief Financial Officer (Principal Financial Officer)