Form 10-Q
period 2021-06-30
SPRUCE BIOSCIENCES, INC.
filed 2021-08-10
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 23,377,517 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$78,278	$157,150
Short-term investments	30,945	—
Prepaid expenses	1,799	2,971
Other current assets	347	276
Total current assets	111,369	160,397
Restricted cash	216	216
Right-of-use assets	1,638	1,793
Long-term investments	29,768	—
Other assets	457	477
Total assets	$143,448	$162,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,113	$3,628
Term loan, current portion	—	2,554
Accrued expenses and other current liabilities	4,894	2,496
Accrued compensation and benefits	973	1,085
Total current liabilities	6,980	9,763
Term loan, net of current portion	4,855	1,922
Lease liability, net of current portion	1,478	1,653
Other liabilities	29	118
Total liabilities	13,342	13,456
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,370,070 and 23,260,399 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	212,634	210,266
Accumulated other comprehensive loss	(29)	—
Accumulated deficit	(82,502)	(60,841)
Total stockholders’ equity	130,106	149,427
Total liabilities and stockholders’ equity	$143,448	$162,883

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,119	$5,662	$15,833	$10,272
General and administrative	2,595	727	5,698	1,250
Total operating expenses	11,714	6,389	21,531	11,522
Loss from operations	(11,714)	(6,389)	(21,531)	(11,522)
Interest expense	(80)	(92)	(169)	(166)
Other income, net	20	35	39	74
Net loss	$(11,774)	$(6,446)	$(21,661)	$(11,614)
Unrealized loss on available for sale securities	(29)	-	(29)	-
Comprehensive loss	$(11,803)	$(6,446)	$(21,690)	$(11,614)
Net loss per share, basic and diluted	$(0.50)	$(8.43)	$(0.93)	$(15.15)
Weighted-average shares of common stock outstanding, basic and diluted	23,329,756	764,408	23,306,708	766,534

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2021	23,260,399	$2	$210,266	$—	$(60,841)	$149,427
Exercise of stock options	99,544	1	142	—	—	143
Issuance of common stock related to employee stock purchase plan	10,127	—	96	—	—	96
Stock-based compensation	—	—	2,130	—	—	2,130
Unrealized loss on available for sale securities	—	—	—	(29)		(29)
Net loss	—	—	—		(21,661)	(21,661)
Balance as of June 30, 2021	23,370,070	$3	$212,634	$(29)	$(82,502)	$130,106

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2020	28,000,000	$27,813	—	$—	764,408	$1	$664	$(31,302)	$(30,637)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $352	—	—	36,666,665	43,648	—	—	—	—	—
Exercise of stock options	—	—	—	—	7,166	—	8		8
Stock-based compensation	—	—	—	—	—	—	128	—	128
Net loss	—	—	—	—	—	—	—	(11,614)	(11,614)
Balance as of June 30, 2020	28,000,000	$27,813	36,666,665	$43,648	771,574	$1	$800	$(42,916)	$(42,115)

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(21,661)	$(11,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,130	128
Depreciation and amortization	30	18
Amortization of premium on available for sale securities	3	—
Non-cash lease expense	155	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,186	(1,150)
Accounts payable and accrued expenses	(209)	2,256
Accrued compensation and benefits	(112)	(398)
Other assets	31	36
Other liabilities	(34)	68
Net cash used in operating activities	(18,481)	(10,656)
Cash flows from investing activities
Purchases of property and equipment	(22)	(7)
Purchase of investments	(60,828)	—
Net cash used in investing activities	(60,850)	(7)
Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	43,648
Payment of deferred offering costs	—	(100)
Proceeds from exercise of stock options	143	8
Proceeds from issuance of common stock related to employee stock purchase plan	96	—
Proceeds from issuance of long-term debt, net of issuance costs of $10	4,990	—
Repayment of term loan	(4,770)	—
Net cash provided by financing activities	459	43,556
Net increase/(decrease) in cash, cash equivalents and restricted cash	(78,872)	32,893
Cash, cash equivalents, and restricted cash at beginning of period	157,366	3,924
Cash, cash equivalents, and restricted cash at end of period	$78,494	$36,817
Supplemental cash flow data:
Cash paid for interest	$97	$95
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$135
Property and equipment included in accounts payable	$—	$30

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (the Company) is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. The Company is initially developing its wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy for patients suffering from classic congenital adrenal hyperplasia (CAH). The Company is also developing tildacerfont for females suffering from polycystic ovary syndrome (PCOS) with adrenal dysfunction  . The Company is located in Daly City, California and was incorporated in the state of Delaware in April 2016.

Initial Public Offering

In October 2020, the Company consummated its initial public offering (IPO) and issued a total of 6,900,000 shares of common stock, which included 900,000 shares of common stock issued pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. In aggregate, the Company received net proceeds of $93.4 million, after deducting underwriting discounts, commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 15,492,019 shares of common stock.

Liquidity and Capital Resources

   As of June 30, 2021, the Company had cash, cash equivalents and investments of $139.0 million, which is sufficient to fund its planned operations for a period of at least twelve months following the issuance of the accompanying condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2021, the Company incurred a net loss of $21.7 million and used $18.6 million of cash in operations. As of June 30, 2021, the Company had an accumulated deficit of $82.5 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities and debt.

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

2. Summary of Significant Accounting Policies

Interim Condensed Financial Statements

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of June 30, 2021, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed statement of stockholders’ equity for the six months ended June 30, 2021, the condensed statement of redeemable convertible preferred stock and stockholders’ deficit for the six months ended June 30, 2020, and the condensed statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2020, is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

The Company’s business has been and could continue to be adversely affected by the evolving COVID-19 pandemic. For example, the COVID-19 pandemic has resulted in and could result in delays to the Company’s clinical trials for numerous reasons including additional delays or difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, interruption or delays in the operations of the FDA or other regulatory authorities, and delays in clinical sites receiving the supplies and materials to conduct our clinical trials. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain. The Company will continue to evaluate the impact that these events could have on its future operations, financial position, results of operations and cash flows.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in our Annual Report.

Restricted Cash

The Company has cash in a collateral account related to a letter of credit issued on behalf of the Company for the security deposit on the non-cancelable operating lease for an office facility. The collateralized cash in connection with the letter of credit was classified as restricted cash on the balance sheet as of June 30, 2021 and December 31, 2020 based on the terms of the lease agreement, which expires in 2025, unless extended.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$78,278	$36,601
Restricted cash	216	216
Total cash, cash equivalents and restricted cash	$78,494	$36,817

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020 and the Company adopted on January 1, 2021. The adoption did not have any impact on the Company’s condensed financial statements as of and for the six months ended June 30, 2021.

3. Cash Equivalents and Investments

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and are stated at fair value.

Investments comprise U.S. treasury securities, commercial paper, and corporate bonds, which are classified as available for sale debt securities.

The following table is a summary of amortized cost, unrealized gains and losses, and fair value (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$62,178	$—	$—	$62,178
Total cash equivalents	62,178	—	—	62,178

Commercial papers	30,945	—	—	30,945
Total short-term investments	30,945	—	—	30,945

Corporate bonds	11,564	—	(18)	11,546
U.S. treasury securities	18,233	—	(11)	18,222
Total long-term investments	29,797	—	(29)	29,768

Total cash equivalents and available for sale securities	$122,920	$—	$(29)	$122,891

As of June 30, 2021, the weighted-average remaining contractual maturities of available for sale securities was approximately 16 months.

There have been no realized gains or losses on available for sale securities for the periods presented. No available for sale securities held as of June 30, 2021 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the condensed balance sheets. As of June 30, 2021, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year.

4. Fair Value Measurements

The Company measures and reports certain financial instruments as assets at fair value.

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

The carrying value of cash and cash equivalents, prepaid expenses, accounts payable, term loan, and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$62,178	$62,178	$—	$—
Total cash equivalents	62,178	62,178	—	—

Commercial paper	30,945	—	30,945	—
Total short-term investments	30,945	—	30,945	—

Corporate bonds	11,546	11,546	—	—
U.S. treasury securities	18,222	18,222	—	—
Total long-term investments	29,768	29,768	—	—

Total cash equivalents, short-term investments and long-term investments	$122,891	$91,946	$30,945	$—

The Company did not have any financial assets nor liabilities recorded at fair value on a recurring or non-recurring basis as of December 31, 2020.

For Level 1 investments, the Company uses quoted prices in active markets for identical assets to determine the fair value. For Level 2 investments, the Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades of or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.

The estimated fair value of the term loan was $5.0 million as of June 30, 2021 and was based on estimated interest rates currently available to the Company for debt with similar terms, a Level 3 input.

5. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development expenses	$4,250	$2,002
Accrued general and administrative expenses	303	245
Lease liability, current portion	341	249
Total accrued expenses and other current liabilities	$4,894	$2,496

Accrued research and development expenses were primarily related to clinical trials, non-clinical studies, and manufacturing of clinical drug supply.

6. Leases

The Company leases space under non-cancelable operating lease, which require the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance. The Company does not have finance leases.

In February 2020, the Company entered into a non-cancelable operating lease for office space with a commencement date of September 2020. The monthly payments escalate over the 63-month term with total gross commitments of $2.3 million. The lease includes an option to renew the lease term for an additional period of 60 months. The renewal option is not included in the lease term or minimum lease payments disclosures below as the Company is not reasonably certain to exercise the option. Lease incentives, which relate to rent abatement, were considered in the calculation of the lease liability and right-of-use asset. Lease expense for the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively.

In February 2019, the Company entered into a short-term lease for office space with a commencement date of March 2019. Total gross commitments over the 12-month term were $0.2 million. In February 2020, the Company extended the lease for an additional three months for a total of $42.0 thousand in additional commitments. The lease was terminated in May 2020. Short-term lease expense for the three and six months ended June 30, 2020 was $28.0 thousand and $0.1 million, respectively.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining minimum lease payments over the lease term, with certain adjustments. As the leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability. As of June 30, 2021, the weighted-average remaining lease term for operating leases was 4.4 years and the weighted-average discount rate was 7.0%. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.

The Company recognizes monthly operating lease expense on a straight-line basis over the term of the lease. Variable lease expense relates primarily to office lease common area maintenance, insurance, and property taxes, is expensed as incurred, and is excluded from the calculation of the lease liability and right-of-use-asset.

7. Term Loan

In September 2019, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB) providing for a term loan (the Term Loan). In April 2020, the Company and SVB entered into an agreement (the Deferral Agreement) whereby the parties agreed to extend the interest-only period (the Interest-Only-Period), repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. All other terms under the Loan Agreement remained unchanged. The Deferral Agreement was determined to be a debt modification, resulting in a prospective yield adjustment based on the revised terms.

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

The Company incurred $10.0 thousand of debt issuance costs in connection with the First Amendment and had unamortized issuance costs and unamortized debt discount under the Loan Agreement of $2.0 thousand and $16.0 thousand, respectively. The Company recorded these costs, including the unaccreted portion of the final payment obligation under the Loan Agreement as a discount from the carrying value of the Term Loan, which are being amortized using the effective interest method over the life of the First Amendment. The unamortized debt issuance costs and debt discount balance was $0.1 million as of June 30, 2021.

The Term Loan and unamortized discount and debt issuance costs balances as of June 30, 2021 are shown below (in thousands):

June 30, 2021
Total Term Loan debt	$5,000
Less: unamortized discount and debt issuance costs	(145)
Total Term Loan, net	4,855
Less: Term Loan, current portion	—
Term loan, net of current portion	$4,855

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

The Loan Agreement, as amended, also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement, as amended, and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, as amended, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, as amended. As of June 30, 2021, management believes that the Company was in compliance with all financial covenants under the Loan Agreement, as amended, and there had been no material adverse change.

The Company made interest payments on the Term Loan of $43.0 thousand and $0.1 million during the three and six months ended June 30, 2021, respectively. The Company made interest payments on the Term Loan of $49.0 thousand and $0.1 million during the three and six months ended June 30, 2020, respectively.

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

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not subject to any material legal proceedings during the six months ended June 30, 2021.

9. Capital Structure

Common Stock

As of June 30, 2021 and December 31, 2020, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of June 30, 2021, no dividends were declared.

Shares reserved for future issuance

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	June 30, 2021	December 31, 2020
Stock options, issued and outstanding	2,612,963	2,278,771
Stock options, available for future issuance	3,366,359	2,637,076
Employee stock purchase plan, available for future issuance	443,116	220,640
Total shares reserved	6,422,438	5,136,487

Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 15,492,019 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There was no redeemable convertible preferred stock issued or outstanding as of June 30, 2021.

10. Equity Incentive Plans and Stock-Based Compensation Expense

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

Under the 2020 Plan and the 2016 Plan, individuals can be granted the ability to early exercise their options. There were no shares, related to the early exercise of options, subject to repurchase by the Company as of June 30, 2021.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	2,278,771	$2.78	8.6	$49,059
Granted	446,067	19.09	—	—
Exercised	(99,544)	1.42	—	—
Forfeited	(12,331)	13.29	—	—
Balance as of June 30, 2021	2,612,963	$5.57	8.5	$18,377
Vested and expected to vest as of June 30, 2021	2,593,960	$5.57	8.5	$18,307
Vested and exercisable as of June 30, 2021	791,587	$2.47	7.0	$7,217

Stock options vested and expected to vest differs from total stock options outstanding as it excludes performance-based stock options for which the performance criteria has not been achieved and achievement is not expected as of June 30, 2021.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised were $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, a total of 3,810,703 shares were authorized for issuance under the 2020 Plan and 3,366,359 shares remained available for issuance, and a total of 2,163,405 shares were authorized for issuance under the 2016 Plan and no shares remained available for issuance.

For the three and six months ended June 30, 2021, the weighted-average fair value of options granted was $10.90 per share and $15.02 per share, respectively.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$346	$39	$610	$49
General and administrative	664	57	1,520	79
Total stock-based compensation expense	$1,010	$96	$2,130	$128

During 2020, the Company granted options to purchase 127,042 shares of common stock to certain executive officers with performance criteria stipulating that no shares will vest unless certain financing and other related milestones are achieved. In January 2021, the Board of Directors determined that the performance-based vesting criteria of such options had been satisfied, which was deemed a modification. The fair value of the modified awards was $2.4 million, which will be recognized over the requisite service period. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation of $0.1 million and $0.6 million in connection with the modification, respectively.

Unrecognized stock-based compensation expense as of June 30, 2021 was approximately $12.0 million, which is expected to be recognized over a weighted-average vesting term of 3.1 years.

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

During the six months ended June 30, 2021, 10,127 shares were issued under the ESPP. As of June 30, 2021, 443,116 shares of common stock remained available for issuance under the ESPP.

11. Income Taxes

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

A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations. No provision for income taxes has been recorded due to losses incurred to date. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for deferred tax assets.

12. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(11,774)	$(6,446)	$(21,661)	$(11,614)
Denominator:
Weighted-average shares of common stock outstanding	23,329,756	764,408	23,306,708	766,534
Net loss per share, basic and diluted	$(0.50)	$(8.43)	$(0.93)	$(15.15)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	June 30,
	2021	2020
Series A redeemable convertible preferred stock (on an if-converted basis)	—	4,280,690
Series B redeemable convertible preferred stock (on an if-converted basis)	—	5,605,661
Shares subject to outstanding common stock options	2,612,963	790,060
Estimated shares issuable under the ESPP	32,255	—
Shares subject to common stock warrants	—	49,609
Total	2,645,218	10,726,020

13. Subsequent Events

During 2020, the Company granted an option to purchase 19,003 shares of common stock to a certain executive officer with performance criteria stipulating that no shares will vest unless certain milestones are achieved. In July 2021, the Compensation Committee of the Board of Directors amended the performance-based vesting criteria, which was deemed a modification pursuant to Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia, or CAH. Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 50 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had poor disease control despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of poor disease control. Furthermore, we are developing tildacerfont for females suffering from polycystic ovary syndrome, or PCOS, with primary adrenal androgen excess. 235 subjects across eight clinical trials to date have been administered tildacerfont with no drug-related serious adverse events, or SAEs, reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with poor disease control and anticipate topline results in the first half of 2022. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction and anticipate topline results in the second half of 2022. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either good disease control or poor disease control. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results, we plan to meet with the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory authorities to discuss registration.

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

PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We have identified a subpopulation of patients where elevated levels of adrenal androgens are the cause of disease. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. We have filed an investigational new drug application, or IND, to study tildacerfont in this patient population. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we plan to initiate a Phase 2 proof-of-concept clinical trial in the second half of 2021.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2021, we incurred a net loss of $21.7 million and used $18.5 million of cash in operations. As of June 30, 2021, we had an accumulated deficit of $82.5 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering, or IPO, and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts, commissions and offering expenses. Since inception through June 30, 2021, we have raised aggregate gross proceeds of $224.5 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock and $5.0 million from the issuance of debt. As of June 30, 2021, we had cash, cash equivalents and investments of $139.0 million. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of June 30, 2021 will be sufficient to fund our operations for at least the next 12 months. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

▪	advance tildacerfont through our ongoing Phase 2b clinical trials in adult patients with classic CAH;
▪	pursue regulatory approvals of tildacerfont in adult patients with classic CAH;
▪	advance clinical development of tildacerfont in additional indications, including pediatric classic CAH and a subpopulation of females with PCOS;
▪	build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States and Europe;
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

To date, most of these expenses have been incurred to advance tildacerfont. These expenses will primarily consist of expenses for the conduct of clinical trials as well as manufacturing costs for clinical drug supply. We expect that significant additional spending will be required to progress tildacerfont through clinical development and regulatory approval.

Research and development expenses are recognized as they are incurred. If deposits are required by external vendors, a portion of the deposit is included as a prepaid expense until sufficient progress has occurred to amortize the deposit to expense in the statements of operations and comprehensive loss.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense, for personnel in executive, finance, and other administrative functions. General and administrative expenses also include legal fees, professional fees, insurance costs, facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, Inc., or Nasdaq, listing rules.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$9,119	$5,662	$3,457
General and administrative	2,595	727	1,868
Total operating expenses	11,714	6,389	5,325
Loss from operations	(11,714)	(6,389)	(5,325)
Interest expense	(80)	(92)	12
Other income, net	20	35	(15)
Net loss	$(11,774)	$(6,446)	$(5,328)

Research and Development Expenses

Research and development expenses were $9.1 million for the three months ended June 30, 2021, compared to $5.7 million for the three months ended June 30, 2020. The overall increase in research and development expenses was primarily related to an increase in clinical activities, manufacturing, and personnel costs, associated with progressing clinical development. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Three Months Ended June 30,
	2021	2020	Change
External expenses:
Clinical development	$4,798	$3,238	$1,560
Manufacturing	1,425	916	509
Preclinical studies	848	286	562
Other research and development	341	174	167
Internal expenses:
Personnel	1,615	1,034	581
Allocated overhead	92	14	78
Total research and development expenses	$9,119	$5,662	$3,457

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2021, compared to $0.7 million for the three months ended June 30, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $1.0 million in personnel-related expenses and $0.5 million in directors’ and officers’ liability insurance premiums.

Interest Expense

Interest expense was $0.1 million for the three months ended June 30, 2021, compared to $0.1 million interest expense for the three months ended June 30, 2020. Interest expense incurred relate to the Term Loan with Silicon Valley Bank.

Comparisons of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$15,833	$10,272	$5,561
General and administrative	5,698	1,250	4,448
Total operating expenses	21,531	11,522	10,009
Loss from operations	(21,531)	(11,522)	(10,009)
Interest expense	(169)	(166)	(3)
Other income, net	39	74	(35)
Net loss	$(21,661)	$(11,614)	$(10,047)

Research and Development Expenses

Research and development expenses were $15.8 million for the six months ended June 30, 2021, compared to $10.3 million for the six months ended June 30, 2020. The overall increase in research and development expenses was primarily related to an increase in clinical activities, manufacturing, and personnel costs, associated with progressing clinical development. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Six Months Ended June 30,
	2021	2020	Change
External expenses:
Clinical development	$8,442	$5,495	$2,947
Manufacturing	1,970	1,612	358
Non-clinical	1,429	636	793
Other research and development	608	247	361
Internal expenses:
Personnel	3,216	2,219	997
Allocated overhead	168	63	105
Total research and development expenses	$15,833	$10,272	$5,561

General and Administrative Expenses

General and administrative expenses were $5.7 million for the six months ended June 30, 2021, compared to $1.3 million for the six months ended June 30, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $2.2 million in personnel-related expenses, $1.0 million in directors’ and officers’ liability insurance premiums, and $0.8 million in legal and professional fees primarily related to operating as a public company.

Interest Expense

Interest expense was $0.2 million for the six months ended June 30, 2021, compared to $0.2 million interest expense for the six months ended June 30, 2020. Interest expense incurred relate to the Term Loan with Silicon Valley Bank.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $82.5 million. As of June 30, 2021, we had cash, cash equivalents and investments of $139.0 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of approximately $93.4 million, after deducting underwriting discounts, commissions and offering expenses. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of June 30, 2021 will be sufficient to fund our operations for at least the next 12 months.

Contractual Obligations and Commitments

During the three and six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

We have also entered into the License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of June 30, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the section titled “License Agreement with Lilly and Company” above.

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

In April 2020, we and Silicon Valley Bank entered into the Deferral Agreement whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. Up to $20.0 million is available under the first tranche of the Term Loan, or the First Tranche, $5.0 million of which was advanced immediately to repay the outstanding obligations under the Term Loan prior to the First Amendment with the remainder of the First Tranche commitments available through December 31, 2021, and up to $10.0 million is available under the second tranche, or the Second Tranche, subject to the completion of certain clinical and financial milestones which Second Tranche commitment is available through December 31, 2022. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026. As of June 30, 2021, $5.0 million was outstanding under the Term Loan.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(18,481)	$(10,656)
Net cash used in investing activities	(60,850)	(7)
Net cash provided by financing activities	459	43,556
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(78,872)	$32,893

Cash Used in Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $18.5 million, which consisted of a net loss of $21.7 million, partially offset by a net change of $0.9 million in our net operating assets and liabilities and by $2.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets of $1.2 million, offset by a decrease in accounts payable and accrued expenses of $0.2 million, and a decrease in accrued compensation and noncurrent assets and liabilities of $0.1 million. The non-cash charges of $2.3 million consisted of stock-based compensation expense, non-cash lease expense, depreciation and amortization expense.

For the six months ended June 30, 2020, net cash used in operating activities was $10.7 million, which consisted of a net loss of $11.6 million, partially offset by a net change of $0.8 million in our net operating assets and liabilities and by $0.1 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $1.2 million, an increase in accounts payable and accrued expenses of $2.3 million, offset by a decrease in accrued compensation and noncurrent assets and liabilities of $0.3 million. The non-cash charges of $0.1 million consisted of stock-based compensation expense and depreciation and amortization expense.

Cash Used in Investing Activities

For the six months ended June 30, 2021, cash used in investing activities was $60.9 million, consisting of available for sale securities purchases of $60.8 million and $22.0 thousand related to the purchase of property and equipment. For the six months ended June 30, 2020, cash used in investing activities was $7.0 thousand and related to the purchase of property and equipment.

Cash Provided by Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities was $0.5 million, consisting primarily of net proceeds from the issuance of long-term debt and proceeds from exercise of stock options and employee stock purchase plan.

For the six months ended June 30, 2020, cash provided by financing activities was $43.6 million primarily from the issuance and sale of Series B redeemable convertible preferred stock.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report and the notes to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of June 30, 2021 consist of $139.0 million in bank deposits, money market funds, US. treasury securities, commercial papers and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at financial institutions in excess of federally insured limits.

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

There was no material foreign currency risk for the six months ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the six months ended June 30, 2021, we reported a net loss of $21.7 million. As of June 30, 2021, we had an accumulated deficit of $82.5 million.

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

As of June 30, 2021, we had cash, cash equivalents and investments of $139.0 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of June 30, 2021 will be sufficient to fund our operations for at least the next 12 months.

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

Assuming positive results, we plan to meet with the FDA and comparable foreign regulatory authorities to discuss registration. While we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, the FDA and comparable foreign regulatory authorities may not agree and may require us to enroll additional patients or initiate one or more additional clinical trials, including a Phase 3 clinical trial or trials. If the FDA or comparable foreign regulatory authorities require us to conduct one or more clinical trials, including a Phase 3 clinical trial or trials, the design, duration, and scope of such clinical trials will be decided upon after further discussions with the FDA or comparable foreign regulatory authorities, and at this time are not ascertainable. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of tildacerfont we may be required to conduct.

In addition, we have received feedback from the FDA and EMA on our planned Phase 2 clinical trial of tildacerfont in children with classic CAH in order to initiate the clinical development program for tildacerfont in the pediatric classic CAH population in the second half of 2021. We have also filed an IND to study tildacerfont in a subpopulation of females with PCOS. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we plan to initiate a Phase 2 proof-of-concept clinical trial in PCOS in the second half of 2021. The COVID-19 pandemic continues to evolve and any impacts on these projected milestones are highly uncertain and cannot be predicted with confidence.

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

In addition, ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. For example, we and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future. For example, we have amended our clinical trial protocols to enable remote visits to mitigate any potential impacts as a result of the COVID-19 pandemic. As a result of this home health component, the overall costs of our Phase 2b clinical trials have increased and may continue to increase in the future. Many of these adjustments are new and untested, may not be effective, may affect the integrity of data collected, and may have unforeseen effects on the progress and completion of our clinical trials and the findings from such clinical trials.

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

If the market opportunities for tildacerfont and any future product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.*

If the size of the market opportunities in each of our target indications for tildacerfont and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of tildacerfont on treatments for rare endocrine disorders with relatively small patient populations. For example, we believe that tildacerfont has the potential to bring therapeutic benefit to patients suffering from endocrine disorders where the underlying pathophysiology supports a need to reduce excess secretion of or hyperresponsiveness to ACTH, including, but not limited to, non-classic CAH and a subpopulation of females with PCOS due to adrenal hyperandrogenism. Given the relatively small number of patients who have the disorders that we are targeting and intend to target with tildacerfont, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare endocrine disorders. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, while classic CAH is usually detected at birth through required newborn screening programs in most developed countries, new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In addition, the potentially addressable patient population for classic CAH may be limited or may not be amenable to treatment with tildacerfont, if approved. Further, even if we obtain significant market share for tildacerfont in classic

CAH, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting this same endocrine disorder.

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

We plan to conduct several clinical trials for tildacerfont in parallel over the next several years, including multiple clinical trials in adult and pediatric patients with classic CAH and in a subpopulation of females with PCOS. As a result, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of tildacerfont. Furthermore, research programs to identify additional indications for tildacerfont require substantial technical, financial, and human resources. We may also pursue additional formulations for tildacerfont, including transitioning from a tablet formulation to a granulate formulation. However, we may not successfully develop these additional formulations for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

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

Use of tildacerfont or any future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of tildacerfont and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by tildacerfont and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in 235 subjects across eight completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase, or ALT, between five and nine times the upper limit of normal, or ULN, elevations in aspartate aminotransferase, or AST, less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. No cases of liver enzyme elevations above three times the ULN were observed in any patient receiving total daily doses of 600mg, which is approximately three times the proposed therapeutic dose for adults with classic CAH, and below. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for tildacerfont for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for tildacerfont and any future product candidates, which could make it difficult for us to sell tildacerfont and any future product candidates profitably.*

Successful sales of tildacerfont and any future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development of tildacerfont on treatments for rare endocrine disorders with relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

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

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of tildacerfont and any future product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Further, coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the United Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

At the federal level, the previous Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that attempted to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the MFN model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices.

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

If we fail to develop tildacerfont for additional indications, our commercial opportunity may be limited.*

One of our strategies is to pursue clinical development of tildacerfont in additional endocrine disorders, including, but not limited to, pediatric classic CAH and a subpopulation of females with PCOS. The endocrine disorders we are targeting are all rare disorders and, as a result, the market size for the treatment of patients with such disorders is limited. In addition, CRF1 receptor antagonism may not be an appropriate or effective mechanism in indications where disease biology supports a need to reduce ACTH. Due to these factors, our ability to grow revenue may be dependent on our ability to successfully develop and commercialize tildacerfont for the treatment of additional indications. Developing, obtaining regulatory approval and commercializing tildacerfont for additional indications will require substantial additional funding and is prone to the risks of failure inherent in drug development. We may not be able to successfully advance any of these indications through the development process. Even if we receive regulatory approval to market tildacerfont for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize tildacerfont for these additional indications, our commercial opportunity may be limited.

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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 50 years. We are aware of three other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc., or Neurocrine, is developing a CRF1 receptor antagonist and has completed a two-week Phase 2 clinical trial in adults with classic CAH. Neurocrine initiated a Phase 2 clinical trial in a pediatric classic CAH population and a registrational trial for adult patients with classic CAH. Neurocrine also initiated a registrational program in pediatric classic CAH in 2021. BridgeBio Pharma, Inc. plans to evaluate an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof of concept clinical trial in 2021. In addition, Crinetics Pharmaceuticals, Inc. has initiated a Phase 1 clinical trial in 2021 to evaluate the ability of an oral ACTH antagonist to suppress ACTH-stimulated secretion in healthy volunteers.

In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue use of their steroid regimen. As corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products. One such company is Diurnal Group PLC, or Diurnal, which is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but announced a failed Phase 3 clinical trial in 2018 and placed its U.S. development activities on hold. Diurnal submitted a MAA to the EMA in December of 2019. In March 2021, the EMA announced a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) on granting marketing approval for its exogenous cortisol treatment with a modified release for the treatment of adults and adolescents aged 12 and over with CAH. Diurnal also announced that it has withdrawn its application for maintenance of orphan drug designation in Europe and anticipates commercial launch in the third quarter of 2021.

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

We plan to pursue orphan drug designation for tildacerfont for the treatment of a subpopulation of females with PCOS. The incidence and prevalence of this target patient population is based on our estimates and third-party data. If the market opportunity for this target population is larger than we estimate, we may be unable to receive orphan drug designation. Additionally, if orphan drug designation is granted, we may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity.*

Periodically, we make estimates regarding the incidence and prevalence of target patient populations based on various third-party sources and internally generated analysis. Our estimates may be inaccurate or based on imprecise data. As described above, under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States, or a patient population of greater than 200,000 people in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. If our incidence or prevalence estimates for the subpopulation of females with PCOS are incorrect, we may be unable to receive orphan drug designation.

Even if the FDA grants orphan drug designation for tildacerfont for the treatment of a subpopulation of females with PCOS, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any product candidate that initially receives orphan drug status designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug status for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time. As a result, our business and prospects could suffer.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2021, we had 21 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into the Loan Agreement providing for the Term Loan. In April 2020, we entered into a deferral agreement with Silicon Valley Bank, or the Deferral Agreement, whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. As of December 31, 2020, we had $4.5 million outstanding under the Loan Agreement. Following the First Amendment, the principal amount due under the Loan Agreement was $5.0 million as of June 30, 2021.

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

Our relationships with customers, healthcare providers and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws, we could face substantial penalties.*

Our relationships with customers, healthcare providers, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of U.K. immigration control) of personal data from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the U.K. continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and could intervene at any point if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the U.K. will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the U.K. to continue, which could disrupt our operations.

In addition, while the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries covered by a European Commission adequacy decision, and currently includes a framework to permit the continued use of the existing version of the Standard Contractual Clauses for personal data transfers from the U.K. to third countries, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the U.K. to the EEA and other third countries. In particular, the U.K. Information Commissioner’s Office has stated that it is working on its own bespoke version of the Standard Contractual Clauses and it is not clear whether the new Standard Contractual Clauses published by the European Commission will be accepted as a valid mechanism to permit the transfer of personal data from the U.K. to third countries and/or whether any U.K. version of the Standard Contractual Clauses will supersede the existing and/or new EU version of the Standard Contractual Clauses. This could necessitate the implementation of both U.K. and EU versions of Standard Contractual Clauses, which would require significant resources and result in significant cost to implement and manage.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court, and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.*

Third parties including competitors may infringe, misappropriate or otherwise violate our patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent, alone or with our licensors, infringement, misappropriation, or other violation of our intellectual property, particularly in countries where the laws may not protect those rights as fully as in the United States.

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, in May 2021, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 10,849,908. If the post-grant review proceeding is instituted and thereafter proceeds to the trial stage, the USPTO will render a decision finding whether or not the challenged claims have been shown unpatentable. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on October 9, 2020 to August 4, 2021 has ranged from a low of $8.58 to a high of $32.42. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

▪	adverse results or delays in clinical trials;
▪	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
▪	adverse regulatory decisions, including failure to receive regulatory approval for tildacerfont and any future product candidates;
▪	changes in laws or regulations applicable to tildacerfont and any future product candidates, including but not limited to clinical trial requirements for approvals;
▪	the failure to obtain coverage and adequate reimbursement of tildacerfont and any future product candidates, if approved;
▪	changes on the structure of healthcare payment systems;
▪	adverse developments concerning our manufacturers;
▪	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
▪	our inability to establish collaborations if needed;
▪	our failure to commercialize tildacerfont and any future product candidates;
▪	additions or departures of key scientific or management personnel;
▪	unanticipated serious safety concerns related to the use of tildacerfont and any future product candidates;
▪	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
▪	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

▪	our ability to effectively manage our growth;
▪	the size and growth, if any, of the markets for classic CAH in adult and pediatric patients and a subpopulation of females with PCOS, and other rare endocrine disorders that we may target;
▪	actual or anticipated variations in quarterly or annual operating results;
▪	our cash position;
▪	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
▪	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
▪	changes in the market valuations of similar companies;
▪	overall performance of the equity markets;
▪	issuances of debt or equity securities;
▪	sales of our common stock by us or our stockholders in the future;
▪	trading volume of our common stock;
▪	changes in accounting practices;
▪	ineffectiveness of our internal controls;
▪	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
▪	significant lawsuits, including patent or stockholder litigation;
▪	general political, health, and economic conditions, including the COVID-19 pandemic; and
▪	other events or factors, many of which are beyond our control.

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

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act or 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2025, or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2021, there were 23,370,070 shares of our common stock outstanding.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. Through June 30, 2021, we have not used any of the net proceeds from our IPO. We are investing these funds in accordance with our investment policy. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the final prospectus filed with the SEC on October 9, 2020 pursuant to rule 424(b)(4) of the Securities Act. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SPRUCE BIOSCIENCES, INC.

Date: August 10, 2021	By:	/s/ Richard King
Richard King
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Samir Gharib
Samir Gharib
Chief Financial Officer (Principal Financial Officer)