Form 10-Q
period 2021-09-30
SPRUCE BIOSCIENCES, INC.
filed 2021-11-15
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 23,463,089 shares of common stock, $0.0001 par value per share, outstanding.

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

▪	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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

▪	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$58,363	$157,150
Short-term investments	33,957	—
Prepaid expenses	1,301	2,971
Other current assets	301	276
Total current assets	93,922	160,397
Restricted cash	216	216
Right-of-use assets, net	1,559	1,793
Long-term investments	38,975	—
Other assets	415	477
Total assets	$135,087	$162,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,128	$3,628
Term loan, current portion	—	2,554
Accrued expenses and other current liabilities	5,924	2,496
Accrued compensation and benefits	1,009	1,085
Total current liabilities	9,061	9,763
Term loan, net of current portion	4,867	1,922
Lease liability, net of current portion	1,388	1,653
Other liabilities	51	118
Total liabilities	15,367	13,456
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, and no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,379,887 and 23,260,399 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	213,682	210,266
Accumulated other comprehensive loss	(16)	—
Accumulated deficit	(93,949)	(60,841)
Total stockholders’ equity	119,720	149,427
Total liabilities and stockholders’ equity	$135,087	$162,883

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$8,607	$7,769	$24,440	$18,040
General and administrative	2,793	1,790	8,491	3,041
Total operating expenses	11,400	9,559	32,931	21,081
Loss from operations	(11,400)	(9,559)	(32,931)	(21,081)
Interest expense	(88)	(79)	(257)	(245)
Other income, net	41	51	80	125
Net loss	$(11,447)	$(9,587)	$(33,108)	$(21,201)
Unrealized gain/(loss) on available for sale securities	13	-	(16)	-
Comprehensive loss	$(11,434)	$(9,587)	$(33,124)	$(21,201)
Net loss per share, basic and diluted	$(0.49)	$(12.35)	$(1.42)	$(27.54)
Weighted-average shares of common stock outstanding, basic and diluted	23,367,140	776,159	23,330,399	769,766

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2021	23,370,070	3	212,634	(29)	(82,502)	130,106
Exercise of stock options	9,817	—	17	—	—	17
Stock-based compensation	—	—	1,031	—	—	1,031
Unrealized loss on available for sale securities	—	—	—	13		13
Net loss	—	—	—		(11,447)	(11,447)
Balance as of September 30, 2021	23,379,887	$3	$213,682	$(16)	$(93,949)	$119,720

Balance as of January 1, 2021	23,260,399	$2	$210,266	$—	$(60,841)	$149,427
Exercise of stock options	109,361	1	159	—	—	160
Issuance of common stock related to employee stock purchase plan	10,127	—	96	—	—	96
Stock-based compensation	—	—	3,161	—	—	3,161
Unrealized loss on available for sale securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(33,108)	(33,108)
Balance as of September 30, 2021	23,379,887	$3	$213,682	$(16)	$(93,949)	$119,720

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2020	28,000,000	27,813	36,666,665	43,648	771,574	1	800	(42,916)	(42,115)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $15	—	—	36,666,665	43,985	—	—	—	—	—
Exercise of stock options	—	—	—	—	50,448	—	43	—	43
Stock-based compensation	—	—	—	—	—	—	218	—	218
Net loss	—	—	—	—	—	—	—	(9,587)	(9,587)
Balance as of September 30, 2020	28,000,000	$27,813	73,333,330	$87,633	822,022	$1	$1,061	$(52,503)	$(51,441)

Balance as of January 1, 2020	28,000,000	$27,813	—	$—	764,408	$1	$664	$(31,302)	$(30,637)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $15	—	—	73,333,330	87,633	—	—	—	—	—
Exercise of stock options	—	—	—	—	57,614	—	51	—	51
Stock-based compensation	—	—	—	—	—	—	346	—	346
Net loss	—	—	—	—	—	—	—	(21,201)	(21,201)
Balance as of September 30, 2020	28,000,000	$27,813	73,333,330	$87,633	822,022	$1	$1,061	$(52,503)	$(51,441)

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(33,108)	$(21,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,161	346
Depreciation and amortization	48	26
Amortization of premium on available for sale securities	60	—
Non-cash lease expense	233	26
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,738	(905)
Accounts payable and accrued expenses	1,829	3,731
Accrued compensation and benefits	(76)	(201)
Other assets	131	(161)
Other liabilities	(94)	86
Net cash used in operating activities	(26,078)	(18,253)
Cash flows from investing activities
Purchases of property and equipment	(87)	(50)
Purchase of investments	(73,098)	—
Net cash used in investing activities	(73,185)	(50)
Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	87,633
Payment of deferred offering costs	—	(931)
Proceeds from exercise of stock options	160	51
Proceeds from issuance of common stock related to employee stock purchase plan	96	—
Proceeds from issuance of long-term debt, net of issuance costs of $10	4,990	—
Repayment of term loan	(4,770)	—
Net cash provided by financing activities	476	86,753
Net increase/(decrease) in cash, cash equivalents and restricted cash	(98,787)	68,450
Cash, cash equivalents, and restricted cash at beginning of period	157,366	3,924
Cash, cash equivalents, and restricted cash at end of period	$58,579	$72,374
Supplemental cash flow data:
Cash paid for interest	$152	$144
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease liabilities	$—	$1,894
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,416
Property and equipment included in accounts payable	$—	$14

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (the Company) is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. The Company is initially developing its wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy for patients suffering from classic congenital adrenal hyperplasia (CAH). The Company is also developing tildacerfont for females suffering from polycystic ovary syndrome (PCOS) with adrenal dysfunction. The Company is located in Daly City, California and was incorporated in the state of Delaware in April 2016.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash, cash equivalents and investments of $131.3 million, which is sufficient to fund its planned operations for a period of at least twelve months following the issuance of the accompanying condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2021, the Company incurred a net loss of $33.1 million and used $26.1 million of cash in operations. As of September 30, 2021, the Company had an accumulated deficit of $93.9 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities and debt.

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

2. Summary of Significant Accounting Policies

Interim Condensed Financial Statements

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of September 30, 2021, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed statement of stockholders’ equity for the nine months ended September 30, 2021, the condensed statement of redeemable convertible preferred stock and stockholders’ deficit for the nine months ended September 30, 2020, and the condensed statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2020, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in our Annual Report.

Restricted Cash

The Company has cash in a collateral account related to a letter of credit issued on behalf of the Company for the security deposit on the non-cancelable operating lease for an office facility. The collateralized cash in connection with the letter of credit was classified as restricted cash on the balance sheet as of September 30, 2021 and December 31, 2020 based on the terms of the lease agreement, which expires in 2025, unless extended.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$58,363	$72,158
Restricted cash	216	216
Total cash, cash equivalents and restricted cash	$58,579	$72,374

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020 and the Company adopted on January 1, 2021. The adoption did not have any impact on the Company’s condensed financial statements as of and for the nine months ended September 30, 2021.

3. Cash Equivalents and Investments

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and are stated at fair value.

Investments comprise U.S. treasury securities, commercial paper, and corporate bonds, which are classified as available for sale debt securities.

The following table is a summary of amortized cost, unrealized gains and losses, and fair value (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$50,039	$—	$—	$50,039
Total cash equivalents	50,039	—	—	50,039
Commercial papers	33,957	—	—	33,957
Total short-term investments	33,957	—	—	33,957
Corporate bonds	14,802	—	(8)	14,794
U.S. treasury securities	24,189	—	(8)	24,181
Total long-term investments	38,991	—	(16)	38,975
Total cash equivalents and available for sale securities	$122,987	$—	$(16)	$122,971

As of September 30, 2021, the weighted-average remaining contractual maturities of available for sale securities was approximately 16 months.

There have been no realized gains or losses on available for sale securities for the periods presented. No available for sale securities held as of September 30, 2021 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the condensed balance sheets. As of September 30, 2021, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year.

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

Level 1—Quoted prices in active markets for identical assets and liabilities;

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

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$50,039	$50,039	$—	$—
Total cash equivalents	50,039	50,039	—	—
Commercial paper	33,957	—	33,957	—
Total short-term investments	33,957	—	33,957	—
Corporate bonds	14,794	14,794	—	—
U.S. treasury securities	24,181	24,181	—	—
Total long-term investments	38,975	38,975	—	—
Total cash equivalents, short-term investments and long-term investments	$122,971	$89,014	$33,957	$—

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

The estimated fair value of the term loan was $5.0 million as of September 30, 2021 and was based on estimated interest rates currently available to the Company for debt with similar terms, a Level 3 input.

5. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development expenses	$5,094	$2,002
Accrued general and administrative expenses	480	245
Lease liability, current portion	350	249
Total accrued expenses and other current liabilities	$5,924	$2,496

Accrued research and development expenses were primarily related to clinical trials, non-clinical studies, and manufacturing of clinical drug supply.

6. Leases

The Company leases space under non-cancelable operating lease, which require the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance. The Company does not have finance leases.

In February 2020, the Company entered into a non-cancelable operating lease for office space with a commencement date of September 2020. The monthly payments escalate over the 63-month term with total gross commitments of $2.3 million. The lease includes an option to renew the lease term for an additional period of 60 months. The renewal option is not included in the lease term or minimum lease payments disclosures below as the Company is not reasonably certain to exercise the option. Lease incentives, which relate to rent abatement, were considered in the calculation of the lease liability and right-of-use asset. Lease expense for the three and nine months ended September 30, 2021 was $0.1 million and $0.3 million, respectively.

In February 2019, the Company entered into a short-term lease for office space with a commencement date of March 2019. Total gross commitments over the 12-month term were $0.2 million. In February 2020, the Company extended the lease for an additional three months for a total of $42.0 thousand in additional commitments. The lease was terminated in May 2020. Short-term lease expense for the three and nine months ended September 30, 2020 was nil and $0.1 million, respectively.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining minimum lease payments over the lease term, with certain adjustments. As the leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability. As of September 30, 2021, the weighted-average remaining lease term for operating leases was 4.2 years and the weighted-average discount rate was 7.0%. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

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

The Company incurred $10.0 thousand of debt issuance costs in connection with the First Amendment and had unamortized issuance costs and unamortized debt discount under the Loan Agreement of $2.0 thousand and $16.0 thousand, respectively. The Company recorded these costs, including the unaccreted portion of the final payment obligation under the Loan Agreement as a discount from the carrying value of the Term Loan, which are being amortized using the effective interest method over the life of the First Amendment. The unamortized debt issuance costs and debt discount balance was $0.1 million as of September 30, 2021.

The Term Loan and unamortized discount and debt issuance costs balances as of September 30, 2021 are shown below (in thousands):

September 30, 2021
Total Term Loan debt	$5,000
Less: unamortized discount and debt issuance costs	(133)
Total Term Loan, net	4,867
Less: Term Loan, current portion	—
Term loan, net of current portion	$4,867

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

The Loan Agreement, as amended, also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement, as amended, and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, as amended, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, as amended. As of September 30, 2021, management believes that the Company was in compliance with all financial covenants under the Loan Agreement, as amended, and there had been no material adverse change.

The Company made interest payments on the Term Loan of $54.0 thousand and $0.2 million during the three and nine months ended September 30, 2021, respectively. The Company made interest payments on the Term Loan of $49.0 thousand and $0.1 million during the three and nine months ended September 30, 2020, respectively.

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

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2021.

9. Capital Structure

Common Stock

As of September 30, 2021 and December 31, 2020, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of September 30, 2021, no dividends were declared.

Shares reserved for future issuance

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30, 2021	December 31, 2020
Stock options, issued and outstanding	2,534,530	2,278,771
Stock options, available for future issuance	3,315,255	2,637,076
Employee stock purchase plan, available for future issuance	443,116	220,640
Total shares reserved	6,292,901	5,136,487

Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 15,492,019 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There was no redeemable convertible preferred stock issued or outstanding as of September 30, 2021 and December 31, 2020.

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

Under the 2020 Plan and the 2016 Plan, individuals can be granted the ability to early exercise their options. There were no shares, related to the early exercise of options, subject to repurchase by the Company as of September 30, 2021.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	2,278,771	$2.78	8.6	$49,059
Granted	539,420	17.34	—	—
Exercised	(109,361)	1.46	—	—
Forfeited	(174,300)	8.75	—	—
Balance as of September 30, 2021	2,534,530	$5.53	8.0	$7,143
Vested and expected to vest as of September 30, 2021	2,506,069	$5.53	8.0	$7,143
Vested and exercisable as of September 30, 2021	962,924	$3.11	6.4	$3,646

Stock options vested and expected to vest differs from total stock options outstanding as it excludes performance-based stock options for which the performance criteria has not been achieved and achievement is not expected as of September 30, 2021.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised were $0.1 million and $1.7 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, a total of 3,810,703 shares were authorized for issuance under the 2020 Plan and 3,315,255 shares remained available for issuance, and a total of 2,039,082 shares were authorized for issuance under the 2016 Plan and no shares remained available for issuance.

For the three and nine months ended September 30, 2021, the weighted-average fair value of options granted was $7.20 per share and $14.10 per share, respectively.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$254	$89	$864	$138
General and administrative	777	129	2,297	208
Total stock-based compensation expense	$1,031	$218	$3,161	$346

During 2020, the Company granted options to purchase 127,042 shares of common stock to certain executive officers with performance criteria stipulating that no shares will vest unless certain financing and other related milestones are achieved. In January 2021, the Board of Directors determined that the performance-based vesting criteria of such options had been satisfied, which was deemed a modification. The fair value of the modified awards was $2.4 million, which will be recognized over the requisite service period. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation of $0.2 million and $0.8 million in connection with the modification, respectively.

Unrecognized stock-based compensation expense as of September 30, 2021 was approximately $10.3 million, which is expected to be recognized over a weighted-average vesting term of 2.7 years.

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

During the nine months ended September 30, 2021, 10,127 shares were issued under the ESPP. As of September 30, 2021, 443,116 shares of common stock remained available for issuance under the ESPP.

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

12. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(11,447)	$(9,587)	$(33,108)	$(21,201)
Denominator:
Weighted-average shares of common stock outstanding	23,367,140	776,159	23,330,399	769,766
Net loss per share, basic and diluted	$(0.49)	$(12.35)	$(1.42)	$(27.54)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	September 30,
	2021	2020
Series A redeemable convertible preferred stock (on an if-converted basis)	—	4,280,690
Series B redeemable convertible preferred stock (on an if-converted basis)	—	11,211,329
Shares subject to outstanding common stock options	2,534,530	2,402,539
Estimated shares issuable under the ESPP	28,595	—
Shares subject to common stock warrants	—	49,609
Total	2,563,125	17,944,167

13. Subsequent Events

On November 15, 2021 (the Separation Date), Richard King retired and resigned from his positions as the Company’s Chief Executive Officer and member of the Board, effective immediately.

In connection with Mr. King’s departure, the Company and Mr. King have entered into a separation and release agreement effective as of November 15, 2021 (the Separation Agreement). Pursuant to the Separation Agreement, in exchange for granting and not revoking a customary release of claims, Mr. King will be entitled to receive an amount equal to 12 months of his base salary ($500,000 per year) payable in a single lump sum payment on January 1, 2022, and continued coverage under COBRA equal to 12 months (consistent with what Mr. King was entitled to for a “Regular Termination” pursuant to the Spruce Biosciences, Inc. Severance and Change in Control Plan, dated September 9, 2020, and the signed Participation Agreement between the Company and Mr. King in connection therewith). In addition, the Separation Agreement provides that all vested options held by Mr. King as of the Separation Date may be exercised through June 30, 2023. The Separation Agreement also contains a reaffirmation of Mr. King’s confidentiality obligations to the Company.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia, or CAH. Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 50 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had poor disease control despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of poor disease control. Furthermore, we are developing tildacerfont for females suffering from polycystic ovary syndrome, or PCOS, with primary adrenal androgen excess. Over 200 subjects across eight clinical trials to date have been administered tildacerfont with no drug-related serious adverse events, or SAEs, reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with poor disease control and anticipate topline results in 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction. We will provide guidance for topline results for CAHmelia-204 following the completion of a full assessment of the COVID-19 pandemic’s impact on projected enrollment. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either good disease control or poor disease control. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results, we plan to meet with the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory authorities to discuss registration.

We also plan to investigate tildacerfont for the treatment of classic CAH in children as young as two years of age and plan to initiate the clinical development program for tildacerfont in the pediatric classic CAH population. We have received feedback from the FDA and European Medicines Agency, or EMA, on our planned Phase 2 clinical trial of tildacerfont in children with classic CAH. We have also submitted a pediatric investigational plan, or PIP, to the Pediatric Committee of the EMA regarding a registrational program in children with classic CAH.

PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We have identified a subpopulation of patients where elevated levels of adrenal androgens are the cause of disease. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. We have filed an investigational new drug application, or IND, to study tildacerfont in this patient population. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we plan to initiate a Phase 2 proof-of-concept clinical trial. Beyond classic CAH and PCOS, we believe tildacerfont has potential utility in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone, or ACTH. We are committed to leveraging our deep scientific knowledge of the biology of rare endocrine disorders, the benefits of tildacerfont, and our commercial expertise to dramatically transform the lives of individuals living with these devastating disorders.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2021, we incurred a net loss of $33.1 million and used $26.1 million of cash in operations. As of September 30, 2021, we had an accumulated deficit of $93.9 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering, or IPO, and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts, commissions and offering expenses. Since inception through September 30, 2021, we have raised aggregate gross proceeds of $224.5 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock and $5.0 million from the issuance of debt. As of September 30, 2021, we had cash, cash equivalents and investments of $131.3 million. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of September 30, 2021 will be sufficient to fund our operations for at least the next 12 months. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

▪	advance tildacerfont through our ongoing Phase 2b clinical trials in adult patients with classic CAH;
▪	advance clinical development of tildacerfont in additional indications, including pediatric classic CAH and a subpopulation of females with PCOS;
▪	pursue regulatory approvals of tildacerfont in patients with classic CAH and a subpopulation of females with PCOS;
▪	build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States and Europe;
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

Our business has been and could continue to be adversely affected by the evolving COVID-19 pandemic. For example, the COVID-19 pandemic has resulted in and could result in delays to our clinical trials for numerous reasons including additional delays or difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, interruption or delays in the operations of the FDA or other regulatory authorities, and delays in clinical sites receiving the supplies and materials to conduct our clinical trials. Further, we are aware of delays in site activations for our CAHmelia-203 and -204 trials due to COVID-19 related closures and delays. At this time, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$8,607	$7,769	$838
General and administrative	2,793	1,790	1,003
Total operating expenses	11,400	9,559	1,841
Loss from operations	(11,400)	(9,559)	(1,841)
Interest expense	(88)	(79)	(9)
Other income, net	41	51	(10)
Net loss	$(11,447)	$(9,587)	$(1,860)

Research and Development Expenses

Research and development expenses were $8.6 million for the three months ended September 30, 2021, compared to $7.8 million for the three months ended September 30, 2020. The overall increase in research and development expenses was primarily related to an increase in clinical and regulatory activities associated with progressing clinical development of tildacerfont. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Three Months Ended September 30,
	2021	2020	Change
External expenses:
Clinical development	$4,868	$4,445	$423
Manufacturing	1,430	1,406	24
Preclinical studies	513	624	(111)
Other research and development	440	202	238
Internal expenses:
Personnel	1,268	1,065	203
Allocated overhead	88	27	61
Total research and development expenses	$8,607	$7,769	$838

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended September 30, 2021, compared to $1.8 million for the three months ended September 30, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $0.8 million in personnel-related expenses and $0.5 million in directors’ and officers’ liability insurance premiums associated with operating as a public company, offset by lower professional services fees of $0.3 million.

Interest Expense

Interest expense was $0.1 million for the three months ended September 30, 2021, compared to $0.1 million interest expense for the three months ended September 30, 2020. Interest expense incurred relates to the Term Loan with Silicon Valley Bank.

Comparisons of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$24,440	$18,040	$6,400
General and administrative	8,491	3,041	5,450
Total operating expenses	32,931	21,081	11,850
Loss from operations	(32,931)	(21,081)	(11,850)
Interest expense	(257)	(245)	(12)
Other income, net	80	125	(45)
Net loss	$(33,108)	$(21,201)	$(11,907)

Research and Development Expenses

Research and development expenses were $24.4 million for the nine months ended September 30, 2021, compared to $18.0 million for the nine months ended September 30, 2020. The overall increase in research and development expenses was primarily related to an increase in clinical and regulatory activities associated with progressing clinical development of tildacerfont. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Nine Months Ended September 30,
	2021	2020	Change
External expenses:
Clinical development	$13,311	$9,939	$3,372
Manufacturing	3,399	3,019	380
Non-clinical	1,942	1,259	683
Other research and development	1,047	449	598
Internal expenses:
Personnel	4,484	3,283	1,201
Allocated overhead	257	91	166
Total research and development expenses	$24,440	$18,040	$6,400

General and Administrative Expenses

General and administrative expenses were $8.5 million for the nine months ended September 30, 2021, compared to $3.0 million for the nine months ended September 30, 2020. The overall increase in general and administrative expenses was primarily related to an increase of $3.2 million in personnel-related expenses, $1.5 million in directors’ and officers’ liability insurance premiums, and $0.5 million in legal and professional fees primarily related to operating as a public company.

Interest Expense

Interest expense was $0.3 million for the nine months ended September 30, 2021, compared to $0.2 million interest expense for the nine months ended September 30, 2020. Interest expense incurred relate to the Term Loan with Silicon Valley Bank.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $93.9 million. As of September 30, 2021, we had cash, cash equivalents and investments of $131.3 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of approximately $93.4 million, after deducting underwriting discounts, commissions and offering expenses. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of September 30, 2021 will be sufficient to fund our operations for at least the next 12 months.

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.

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

We have also entered into the License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of September 30, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the section titled “License Agreement with Lilly and Company” above.

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

In April 2020, we and Silicon Valley Bank entered into the Deferral Agreement whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. Up to $20.0 million is available under the first tranche of the Term Loan, or the First Tranche, $5.0 million of which was advanced immediately to repay the outstanding obligations under the Term Loan prior to the First Amendment with the remainder of the First Tranche commitments available through December 31, 2021, and up to $10.0 million is available under the second tranche, or the Second Tranche, subject to the completion of certain clinical and financial milestones which Second Tranche commitment is available through December 31, 2022. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026. As of September 30, 2021, $5.0 million was outstanding under the Term Loan.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(26,078)	$(18,253)
Net cash used in investing activities	(73,185)	(50)
Net cash provided by financing activities	476	86,753
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(98,787)	$68,450

Cash Used in Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $26.1 million, which consisted of a net loss of $33.1 million, partially offset by a net change of $3.5 million in our net operating assets and liabilities and by $3.5 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets of $1.7 million, offset by a decrease in accounts payable and accrued expenses of $1.8 million, and an increase in accrued compensation and noncurrent assets and liabilities of $0.1 million. The non-cash charges of $3.5 million consisted of stock-based compensation expense, non-cash lease expense and depreciation and amortization expense.

For the nine months ended September 30, 2020, net cash used in operating activities was $18.3 million, which consisted of a net loss of $21.2 million, partially offset by a net change of $2.5 million in our net operating assets and liabilities and by $0.4 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net increase in accounts payable and accrued expenses of $3.7 million, partially offset by a net increase in prepaid expenses and other current assets of $0.9 million and a $0.3 million net decrease in accrued compensation and noncurrent assets and liabilities. The non-cash charges of $0.4 million consisted of stock-based compensation expense, non-cash lease expense and depreciation and amortization expense.

Cash Used in Investing Activities

For the nine months ended September 30, 2021, cash used in investing activities was $73.2 million, consisting of available for sale securities purchases of $73.1 million and $0.1 million related to the purchase of property and equipment. For the nine months ended September 30, 2020, cash used in investing activities was $50.0 thousand and related to the purchase of property and equipment.

Cash Provided by Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities was $0.5 million, consisting primarily of net proceeds from the issuance of long-term debt and proceeds from exercise of stock options and employee stock purchase plan.

For the nine months ended September 30, 2020, cash provided by financing activities was $86.8 million primarily from the issuance and sale of Series B redeemable convertible preferred stock.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report and the notes to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of September 30, 2021 consist of $131.3 million in bank deposits, money market funds, US. treasury securities, commercial papers and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at financial institutions in excess of federally insured limits.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our interim Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the nine months ended September 30, 2021, we reported a net loss of $33.1 million. As of September 30, 2021, we had an accumulated deficit of $93.9 million.

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

As of September 30, 2021, we had cash, cash equivalents and investments of $131.3 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of September 30, 2021 will be sufficient to fund our operations for at least the next 12 months.

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

We currently depend entirely on the success of tildacerfont, which is our only product candidate. If we are unable to advance tildacerfont in clinical development, obtain regulatory approval, and ultimately commercialize tildacerfont, or experience significant delays in doing so, our business will be materially harmed.*

We currently only have one product candidate, tildacerfont, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, tildacerfont, which is currently in clinical development for adult patients with classic CAH. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with poor disease control and anticipate topline results in 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction. We will provide guidance for topline results for CAHmelia-204 following the completion of a full assessment of the COVID-19 pandemic’s impact on projected enrollment.

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

In addition, we have received feedback from the FDA and EMA on our planned Phase 2 clinical trial of tildacerfont in children with classic CAH and plan to initiate the clinical development program for tildacerfont in the pediatric classic CAH population. We have also filed, and the FDA has cleared, an IND to study tildacerfont in a subpopulation of females with PCOS. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we plan to initiate a Phase 2 proof-of-concept clinical trial in PCOS. The COVID-19 pandemic continues to evolve and any impacts on these projected milestones are highly uncertain and cannot be predicted with confidence.

The success of tildacerfont will depend on several factors, including the following:

▪	successful enrollment, site activation and patient engagement in our ongoing and planned clinical trials;
▪	successful completion of our ongoing and planned clinical trials with favorable results;
▪	acceptance by the FDA and EMA of data from our ongoing Phase 2b clinical trials in adult patients with classic CAH;
▪	demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
▪	the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
▪	receipt of marketing approvals from applicable regulatory authorities, including one or more NDAs from the FDA, and maintaining such approvals;
▪	establishing commercial manufacturing capabilities and receiving/importing commercial supplies approved by the FDA and other regulatory authorities from any future third-party manufacturer;
▪	establishing sales, marketing, and distribution capabilities and commercializing tildacerfont, if approved, whether alone or in collaboration with others;
▪	establishing and maintaining patent and trade secret protection and regulatory exclusivity for tildacerfont;
▪	maintaining an acceptable safety profile of tildacerfont following approval; and
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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to initiate or continue our clinical trials for tildacerfont and any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA and comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials, patient engagement, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In particular, each indication for which we are evaluating tildacerfont is a rare endocrine disorder with limited patient populations from which to draw participants in clinical trials. For example, we estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United States, 50,000 people in the European Union, or EU, and at least 145,000 people in China. We will be required to identify and enroll a sufficient number of patients with the disorder under investigation for our clinical trials of tildacerfont. Potential patients may not be adequately diagnosed or identified with the disorders which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting these same endocrine disorders and are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. In addition, we have encountered difficulties in opening clinical trial sites and enrolling patients in our two ongoing Phase 2b clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has impacted patient enrollment in our two ongoing Phase 2b clinical trials. In particular, some sites have paused or delayed enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients have chosen not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to endocrinologists in the United States have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions, including those such as classic CAH, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing and planned clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

We are unable to predict with confidence the likelihood or duration of such patient enrollment delays and difficulties, whether related to COVID-19 or otherwise. If patient enrollment is delayed for an extended period of time, our Phase 2b clinical trials could be delayed or otherwise adversely affected.

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.*

Before we can initiate clinical trials for tildacerfont or any future product candidates, we must submit the results of preclinical studies to the FDA, or comparable foreign regulatory authorities, along with other information, including information about chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an IND or similar regulatory filing under which we must receive authorization to proceed with clinical development.

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

▪	changes to clinical trial protocols;
▪	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
▪	sites not timely activating, delaying screening activities, or deviating from clinical trial protocols;
▪	manufacturing sufficient quantities of tildacerfont or any future product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
▪	subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
▪	subjects choosing an alternative treatment for the indications for which we are developing tildacerfont and any future product candidates, or participating in competing clinical trials;
▪	lack of subject engagement in the clinical trials or subjects dropping out of a clinical trial;
▪	lack of adequate funding to continue the clinical trial;
▪	subjects experiencing severe or unexpected drug-related adverse effects;
▪	occurrence of SAEs in clinical trials of the same class of agents conducted by other companies;
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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has impacted patient enrollment in our two ongoing Phase 2b clinical trials. In particular, some sites have paused enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients have chosen not to enroll or continue participating in the clinical trial as a result of the pandemic. Further, we are aware of delays in site activations for our CAHmelia-203 and -204 trials due to COVID-19-related closures and delays. In addition, patient visits to endocrinologists in the United States have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions, including those such as classic CAH, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing and planned clinical trials may continue to choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may continue to not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services.

If patient enrollment is delayed for an extended period of time, our ongoing and planned clinical trials could be significantly delayed or otherwise adversely affected. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

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

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, including a number of countries in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for tildacerfont is also subject to approval.

We expect to submit a Marketing Authorization Application, or MAA, to the EMA for approval of tildacerfont in the EU for the treatment of classic CAH. As with the FDA, obtaining approval of an MAA from the European Commission is a similarly lengthy and expensive process and the EMA has its own procedures for approval for product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of tildacerfont in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of tildacerfont will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

The retirement and resignation of our former Chief Executive Officer and member of our board of directors may be disruptive and our ability to successfully manage this transition could impact our business.

On November 15, 2021, we announced that Richard King had retired and resigned as our Chief Executive Officer and a member of our board of directors. Michael Grey, the Executive Chairman of our board of directors, will serve as interim Chief Executive Officer and principal executive officer effective immediately, until a new Chief Executive Officer and principal executive officer is appointed. Leadership transitions can be difficult to manage and may cause disruptions to our operations. The leadership transition may also increase the likelihood of turnover among our employees and result in changes in our business strategy, which may create uncertainty and negatively impact our ability to execute our business strategy quickly and effectively. The Chief Executive Officer transition may also impact our relationships with licensors and suppliers, and create uncertainty among investors, employees, creditors and others concerning our future direction and performance. Any significant disruption, uncertainty or change in business strategy could adversely affect our business, financial condition and operating results.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the United Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

At the federal level, the previous Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that attempted to implement several of the Trump administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.

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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 50 years. We are aware of three other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc., or Neurocrine, is developing a CRF1 receptor antagonist and has completed a two-week Phase 2 clinical trial in adults with classic CAH. Neurocrine initiated a Phase 2 clinical trial in a pediatric classic CAH population and registrational trials for adult and pediatric patients with classic CAH. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof of concept clinical trial. In addition, Crinetics Pharmaceuticals, Inc. initiated a Phase 1 clinical trial to evaluate the ability of an oral ACTH antagonist to suppress ACTH-stimulated secretion in healthy volunteers and reported preliminary findings from the single ascending dose portion of the study.

In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue use of their steroid regimen. As corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products. One such company is Diurnal Group PLC, or Diurnal, which is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but announced a failed Phase 3 clinical trial in 2018 and placed its U.S. development activities on hold. Diurnal submitted a MAA to the EMA in December of 2019. In March 2021, the EMA announced a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) on granting marketing approval for its exogenous cortisol treatment with a modified release for the treatment of adults and adolescents aged 12 and over with CAH. Diurnal announced that it has withdrawn its application for maintenance of orphan drug designation in Europe and launched in the EU. Diurnal also announced that the FDA agreed to a special protocol assessment for its exogenous cortisol treatment with a modified release for the treatments of patients aged 16 and over with CAH.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States, or a patient population of greater than 200,000 people in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development.

We have received orphan drug designation for tildacerfont for the treatment of patients with CAH in both the US and EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the EMA, a similar drug) and same indication for that time period. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the European Commission can subsequently approve a different drug for the same condition or the same drug for a different condition, which may subject the orphan-exclusive product to off-label competition. As well, before the expiration of the orphan exclusivity period, the FDA or European Commission may grant approval to a competitor if it concludes that a subsequent application for the same drug for the same indication is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to tildacerfont for the treatment of classic CAH, if we receive approval for tildacerfont for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2021, we had 19 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into the Loan Agreement providing for the Term Loan. In April 2020, we entered into a deferral agreement with Silicon Valley Bank, or the Deferral Agreement, whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. As of December 31, 2020, we had $4.5 million outstanding under the Loan Agreement. Following the First Amendment, the principal amount due under the Loan Agreement was $5.0 million as of September 30, 2021.

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

Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union applied provisionally from January 1, 2021, and formally entered into force on May 1, 2021.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and a separate process for authorization of drug products, including tildacerfont and any future product candidates, currently applies in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would restrict our ability to generate revenue and achieve and sustain profitability.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there are additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put in place in the future. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK or the EU for tildacerfont and any future product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act, modified certain provisions of the Tax Act and proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on October 9, 2020 to November 12, 2021 has ranged from a low of $4.35 to a high of $32.42. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

▪	adverse results or delays in clinical trials as a result of the COVID-19 pandemic, patient engagement, protocol amendments or otherwise;
▪	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
▪	adverse regulatory decisions, including failure to receive regulatory approval for tildacerfont and any future product candidates;
▪	changes in laws or regulations applicable to tildacerfont and any future product candidates, including but not limited to clinical trial requirements for approvals;
▪	the failure to obtain coverage and adequate reimbursement of tildacerfont and any future product candidates, if approved;
▪	changes on the structure of healthcare payment systems;
▪	adverse developments concerning our manufacturers;
▪	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
▪	our inability to establish collaborations if needed;
▪	our failure to commercialize tildacerfont and any future product candidates;
▪	additions or departures of key scientific or executive management personnel;
▪	unanticipated serious safety concerns related to the use of tildacerfont and any future product candidates;
▪	introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
▪	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
▪	our ability to effectively manage our growth;
▪	the size and growth, if any, of the markets for classic CAH in adult and pediatric patients and a subpopulation of females with PCOS, and other rare endocrine disorders that we may target;
▪	actual or anticipated variations in quarterly or annual operating results;
▪	our cash position;

▪	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
▪	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
▪	changes in the market valuations of similar companies;
▪	overall performance of the equity markets;
▪	issuances of debt or equity securities;
▪	sales of our common stock by us or our stockholders in the future;
▪	trading volume of our common stock;
▪	changes in accounting practices;
▪	ineffectiveness of our internal controls;
▪	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
▪	significant lawsuits, including patent or stockholder litigation;
▪	general political, health, and economic conditions, including the COVID-19 pandemic; and
▪	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2021, there were 23,379,887 shares of our common stock outstanding.

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

Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents. Through September 30, 2021, we have not used any of the net proceeds from our IPO. We are investing these funds in accordance with our investment policy. We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the final prospectus filed with the SEC on October 9, 2020 pursuant to rule 424(b)(4) of the Securities Act. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our clinical trials. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Retirement and Resignation of Chief Executive Officer and Director

On November 15, 2021, or the Separation Date, Richard King retired and resigned from his positions as our Chief Executive Officer and member of our board of directors, effective immediately. Mr. King’s resignation did not result from a disagreement with our company on any matter relating to our operations, policies or practices.

In connection with Mr. King’s departure, we and Mr. King have entered into a separation and release agreement effective as of November 15, 2021, or the Separation Agreement. Pursuant to the Separation Agreement, in exchange for granting and not revoking a customary release of claims, Mr. King will be entitled to receive an amount equal to 12 months of his base salary ($500,000 per year) payable in a single lump sum payment on January 1, 2022, and continued coverage under COBRA equal to 12 months (consistent with what Mr. King was entitled to for a “Regular Termination” pursuant to the Spruce Biosciences, Inc. Severance and Change in Control Plan, dated September 9, 2020, and the signed Participation Agreement between us and Mr. King in connection therewith). In addition, the Separation Agreement provides that all vested options held by Mr. King as of the Separation Date may be exercised through June 30, 2023. The Separation Agreement also contains a reaffirmation of Mr. King’s confidentiality obligations to our company.

The foregoing description of the Separation Agreement is qualified in its entirety by reference to the complete text of such agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Michael Grey, the Executive Chairman of our board of directors, will serve as interim Chief Executive Officer and principal executive officer effective immediately, until a new Chief Executive Officer and principal executive officer is appointed. Mr. Grey will continue to hold his position as Executive Chairman of our board of directors. Mr. Grey’s biographical information is set forth on page 7 of our Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 2, 2021, in the section entitled “Proposal 1—Election of Directors,” which information is incorporated herein by reference.

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

4.2

Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated February 19, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-248924), filed with the SEC on September 18. 2020).

10.1*+	Separation and Release Agreement, dated November 15, 2021, by and between the Registrant and Richard King.

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

* Filed herewith.

+ Indicates management contract or compensatory plan.

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

SPRUCE BIOSCIENCES, INC.

Date: November 15, 2021	By:	/s/ Michael Grey
Michael Grey
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Samir Gharib
Samir Gharib
Chief Financial Officer (Principal Financial Officer)