Form 10-K
period 2021-12-31
SPRUCE BIOSCIENCES, INC.
filed 2022-03-14
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $142,930,538, based on the closing price of the Registrant's common stock on the Nasdaq Global Select Market of $11.21 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2022 was 23,492,873.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from CAH. Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 50 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had poor disease control despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of poor disease control. Furthermore, over 200 subjects across eight clinical trials to date have been administered tildacerfont with no drug-related serious adverse events, or SAEs, reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with poor disease control and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either good disease control or poor disease control. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, which are designed to potentially support registration in the United States and Europe. Assuming positive results from these clinical trials, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss registration.

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

Tildacerfont has been evaluated in over 200 patients across eight clinical trials in which it has been generally well tolerated. No drug-related SAEs have been reported related to tildacerfont treatment. To date, we have completed two Phase 2 clinical trials in patients with classic CAH, comprising of a two-week proof-of-mechanism dose ranging clinical trial, and a 12-week proof-of-concept clinical trial, in which we observed that tildacerfont led to the decrease in the levels of a series of hormones associated with adrenal hyperplasia and androgen synthesis, both of which are key indicators of poor disease control. In our 12-week clinical trial, among patients with highly elevated hormones and androgens at baseline, 60% achieved normalization of ACTH, one subject at week two prior to discontinuation and two subjects during month three, and 40% achieved normalization of androstenedione, or A4, during month three. A4 is an androgen steroid routinely used as a biomarker of androgen synthesis by the adrenal gland.

Through our clinical trials completed to date, we have conducted post-hoc analyses of two distinct groups of classic CAH patients, both on stable standard-of-care glucocorticoids: those who have poor disease control, as evidenced by highly elevated hormones and androgens at baseline; and those who have good disease control, as evidenced by hormones and androgens that are close to or within the normal range at baseline. In patients with poor disease control, we believe that the dose of glucocorticoids being administered was insufficient on its own to suppress adrenal hyperplasia and androgen synthesis. Patients with poor disease control may be intolerant to higher glucocorticoid doses or unwilling to accept the negative consequences resulting from chronic use of high doses of glucocorticoids. In patients with poor disease control, the addition of tildacerfont provided a potential non-steroidal solution to control excess androgen synthesis. Patients receiving tildacerfont showed reduced levels of disease-driving hormones and androgens by a mean of approximately 80%, resulting in levels close to those found in healthy adults without any changes to the glucocorticoid dosing in these patients.

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

We have initiated CAHmelia-203, a double-blind, placebo-controlled Phase 2b clinical trial in adult patients with classic CAH who have poor disease control despite stable glucocorticoid dosing. The goals of this clinical trial are to: (i) assess the ability of three dose levels of tildacerfont to reduce the levels of disease associated hormones and androgens over a period of 12 weeks; (ii) assess the impact of dose-titration of tildacerfont to further improve these hormone and androgen levels over 12 weeks; (iii) assess clinical outcomes that result from hormone reductions over 70 weeks; and (iv) assess the long-term safety of tildacerfont over 70 weeks. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction. The goals of this clinical trial are to: (i) evaluate the ability of tildacerfont to allow clinically meaningful reductions in glucocorticoid dosing over periods of 24 and 76 weeks while maintaining good disease control; (ii) assess the combined impact of tildacerfont administration and glucocorticoid reduction on improving clinical outcomes at week 24 and after 52 weeks of tildacerfont treatment; and (iii) assess the long-term safety of tildacerfont over 76 weeks. Based on analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either good disease control or poor disease control. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results from these clinical trials, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss registration.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety and pharmacokinetics of tildacerfont in children six to 17 years of age with classic CAH. We anticipate topline safety results from cohort 1 of the Phase 2 open-label clinical trial by the first half of 2023. We have also submitted a pediatric investigational plan, or PIP, to the Pediatric Committee, or PDCO, of the European Medicines Agency, or EMA, regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

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

We have developed and continue to expand our extensive patent portfolio for tildacerfont, covering composition of matter, method of synthesis, formulation, and use. We have also been granted orphan drug designation for tildacerfont for the treatment of CAH both in the United States and the EU. We have assembled a highly experienced team with broad capabilities in drug discovery, development, and commercialization. Javier Szwarcberg, M.D., MPH, our Chief Executive Officer, previously served as Group Vice President and Head of Program and Portfolio Development for BioMarin Pharmaceuticals. Previously, he held positions as Senior Vice President, Head of Program and Portfolio Management at Ultragenyx Pharmaceutical and Vice President of R&D and Business Development at Horizon Pharma. Samir Gharib, our President and Chief Financial Officer, previously served as Chief Financial Officer at Stemedica Cell Technologies and prior to that in executive finance roles at Revance Therapeutics, Inc. and Talon Therapeutics, Inc.

Our Development Plan for Tildacerfont

We are investigating tildacerfont in orphan indications where the underlying disease biology supports a need to reduce excess secretion of or hyperresponsiveness to ACTH. We are currently in late-stage clinical development for tildacerfont in adult patients with classic CAH. We have initiated the CAHmelia-203 trial in adult patients with classic CAH with poor disease control and anticipate topline results in the second half of 2023. We have also initiated the CAHmelia-204 trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either good disease control or poor disease control. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results from these clinical trials, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss registration.

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety and pharmacokinetics of tildacerfont in children six to 17 years of age with classic CAH. We anticipate topline safety results from cohort 1 of the Phase 2 open-label clinical trial by the first half of 2023. We have also submitted a PIP to PDCO of the EMA regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Polycystic ovary syndrome, or PCOS, is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We have identified a subpopulation of patients where elevated levels of adrenal androgens are the cause of disease. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS and elevated adrenal androgens. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated a Phase 2 proof-of-concept clinical trial. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200mg once daily, or QD, compared to placebo over 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate, or DHEAS, levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial by the first half of 2023.

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

The following table summarizes our development plan for tildacerfont:

Product Candidate	Indication	Status	Key Anticipated Milestone(s)
Tildacerfont	Adult Classic Congenital Adrenal Hyperplasia

∎   Initiated Phase 2b clinical trial (CAHmelia-203) to evaluate androgen reduction and clinical consequences in adult patients with classic CAH

∎   Initiated Phase 2b clinical trial (CAHmelia-204) to evaluate glucocorticoid reduction and clinical consequences in adult patients with classic CAH

∎ 2H 2023: CAHmelia-203 topline results ∎ 2H 2024: CAHmelia-204 topline results
	Pediatric Classic Congenital Adrenal Hyperplasia	∎ Initiated Phase 2 open-label clinical trial in children between six and 17 years of age ∎ PIP adopted by PDCO of EMA	∎ 1H 2023: Topline safety results from cohort 1
	Polycystic Ovary Syndrome	∎ Initiated Phase 2 proof-of-concept clinical trial	∎ 2H 2022: Completion of enrollment ∎ 1H 2023: Topline results

Our Strategy

▪
Complete clinical development for tildacerfont and seek regulatory approval for the treatment of adults with classic CAH. Our completed Phase 2 clinical trials of tildacerfont in classic CAH patients have demonstrated the potential of tildacerfont to lower ACTH and levels of key steroid precursors for androgen synthesis. We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with poor disease control and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either good disease control or poor disease control. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results from these clinical trials, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss registration.

▪
Advance tildacerfont through clinical development and seek regulatory approval for the treatment of children with classic CAH. There is an urgent need to bring androgen-lowering and glucocorticoid-reduction therapy to pediatric classic CAH patients to avoid premature puberty, which together with the adverse effects of glucocorticoids, can prevent a child from growing to their full height. We have developed a pediatric development plan to assess the safety and efficacy of tildacerfont in patients as young as one year of age. We have initiated a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety and pharmacokinetics of tildacerfont in children six to 17 years of age with classic CAH. We anticipate topline results from cohort 1 of the Phase 2 open-label clinical trial by the first half of 2023.
▪
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
▪
Explore the potential of tildacerfont to bring therapeutic benefit to patients with other rare endocrine disorders. We believe that tildacerfont has the potential to bring therapeutic benefit to patients suffering from rare endocrine disorders where the underlying disease biology supports a need to reduce excess secretion of or hyperresponsiveness to ACTH. Based on this biological rationale, we believe tildacerfont may have utility in controlling elevated levels of adrenal androgens in a subpopulation of females with PCOS. We believe these patients may potentially benefit from treatment with tildacerfont by reducing their ACTH level and related adrenal androgen production. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated a Phase 2 proof-of-concept clinical trial. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200mg QD compared to placebo over 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by DHEAS levels at baseline. We will also continue to explore the utility of tildacerfont in other rare endocrine disorders, such as the severe form of non-classic CAH in which there is a strong scientific and clinical rationale. We anticipate topline results from the Phase 2 proof-of-concept clinical trial by the first half of 2023.
▪
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

Our Solution, Tildacerfont

Tildacerfont is a potent and highly selective, non-steroidal, oral, small-molecule antagonist of the CRF1 receptor, a regulator of the production of ACTH. The CRF1 receptor binds CRF, a potent mediator of endocrine, autonomic, behavioral, and immune responses to stress. Activation of the CRF1 receptor in the pituitary gland has been shown to increase the secretion of ACTH, which in turn drives the production of cortisol and androgens in the adrenal gland. By blocking the CRF1 receptor, tildacerfont can address the uncontrolled cortisol feedback regulatory pathway in CAH, and in turn reduce the production of ACTH in the pituitary, limiting the amount of androgen produced downstream from the adrenal gland. Tildacerfont has been assessed in over 200 patients across eight clinical trials, in which it has been well tolerated with no drug-related SAEs. In preclinical studies, we showed that blocking the binding of CRF to this receptor decreased ACTH production and the production of hormones and androgens such as 17-OHP and A4 and that tildacerfont was over 1,000-fold selective for the CRF1 receptor versus any other receptor tested. Based on preclinical data, receptor occupancy of at least 90% was predicted to be achieved at a dose of less than 400mg.

Figure 5. Tildacerfont blocks CRF1 receptors at the anterior pituitary gland to decrease secretion of ACTH, hormones, such as 17-OHP, and androgens, such as A4.

Tildacerfont has been investigated in six completed Phase 1 clinical trials in healthy adult volunteers, in single doses up to 800mg as well as in multiple doses ranging from 50mg to 200mg once daily, for 14 days. In all of these clinical trials, tildacerfont was generally well tolerated. Over 200 healthy volunteers have received at least one dose of tildacerfont in completed studies. No drug-related SAEs during tildacerfont treatment were observed in these clinical trials and the most frequent non-procedural adverse events, defined as events experienced by greater than 5% of the healthy volunteer population was headache.

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

Figure 6. Phase 2 SPR001-201.

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

	Good Disease Control (N=6)	Poor Disease Control (N=11)
Demographics
Age (yrs), mean (SD)	44 (16.6)	45 (17.0)
Sex, Female, n (%)	5 (83%)	6 (55%)
Race, White n (%)	6 (100%)	10 (91%)
BMI (kg/m2), mean (SD)	31.3 (5.77)	30.0 (5.9)
Baseline Glucocorticoid dose
Dose (mg) in Hydrocortisone equivalents	36.3 (8.02)	24.5 (8.6)
Baseline Hormones (8:00 a.m.)
ACTH (pg/mL), geometric mean (CV%)	30.9 (273.1%)	397.0 (88.5%)
17-OHP (ng/dl), geometric mean (CV%)	1,531.6 (489%)	6,688.6 (113%)
A4 (ng/dL), geometric mean (CV%)	97.6 (338%)	333.1 (171%)

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

Figure 10. Phase 2 SPR001-202.

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

	Good Disease Control (N=3)	Poor Disease Control (N=5)
Demographics
Age (yrs), mean (SD)	48.0 (17.69)	42.4 (15.63)
Sex, Female, n (%)	3 (100%)	2 (40%)
Race, White n (%)	3 (100%)	4 (80%)
BMI (kg/m2), mean (SD)	35.5 (6.10)	27.8 (5.56)
Baseline Glucocorticoid dose
Dose (mg) in Hydrocortisone equivalents	36.7 (11.6)	24.5 (11.5)
Baseline hormones
ACTH (pg/mL), geometric mean (CV%)	12.2 (584.1%)	536.6 (108.5%)
17-OHP (ng/dl), geometric mean (CV%)	314.1 (1068.6%)	15,323.3 (46.9%)
A4 (ng/dL), geometric mean (CV%)	28.8 (216.1%)	1001.1 (48.4%)

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

Figure 11. Change from baseline in ACTH (pg/mL) in poor and good disease control patients (SPR001-202).

Figure 12. Change from baseline in 17-OHP (ng/dL) in poor and good disease control patients (SPR001-202).

Figure 13. Change from baseline in A4 (ng/dL) in poor and good disease control patients (SPR001-202).

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

Figure 14. Change from baseline in hormones in poor disease control patients in month three (SPR001-202) at the individual patient level for subjects completing 12 weeks of treatment.

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

Late-Stage Clinical Trials in Classic CAH

We have two ongoing late-stage clinical trials in patients with classic CAH. CAHmelia-203, a randomized, double-blind, placebo-controlled, dose-ranging Phase 2b clinical trial will evaluate the safety and efficacy of tildacerfont in adults with classic CAH who are exhibiting high levels of adrenal hormones while on stable glucocorticoid dosing. This clinical trial will enroll approximately 72 patients who have elevated levels of A4. For the first six weeks, patients will receive blinded placebo to assess their adherence to their existing glucocorticoid therapy. Patients who continue to meet all eligibility criteria at the end of this period will enter a three-part treatment period. During the placebo-controlled treatment period, patients will be randomized in a blinded manner to receive placebo, 50mg, 100mg, or 200mg tildacerfont once daily. Dosing in the placebo-controlled treatment period will continue for 12 weeks. The primary endpoint of the clinical trial will be the percentage change in A4 from baseline at week zero to week 12 with secondary endpoints including the proportion of patients with levels of 17-OHP and A4 within the target and normal range, respectively, and change in lesion volume of TARTs in men. Following the placebo-controlled treatment period, all patients will receive tildacerfont following a proposed dose-escalation protocol based on hormone response in which the dosage will be increased to 200mg once daily over 12 weeks. Following the 12-week dose-escalation period, all patients will continue receiving tildacerfont at 200mg once daily for an additional 46 weeks. Patients who achieve good disease control while on supraphysiologic glucocorticoid treatment will have the opportunity to taper down their glucocorticoid dosing in the open-label period according to a pre-specified algorithm in the protocol. Additional endpoints include clinical outcomes and patient and clinician reported outcomes.

Figure 15. Design of trial CAHmelia-203

We also initiated CAHmelia-204, a randomized, double-blind, placebo-controlled clinical trial to evaluate the safety and efficacy of tildacerfont in reducing supraphysiologic glucocorticoid usage in approximately 90 adults with classic CAH in good disease control. This clinical trial is designed in two parts. In the first part of the clinical trial, patients will be randomized to receive 200mg tildacerfont once daily or placebo for 24 weeks. During the second part of the clinical trial, all patients will receive open-label 200mg tildacerfont once daily for 52 weeks. Throughout the trial, tapering of glucocorticoids will be guided according to a pre-specified algorithm and continue to the lowest level possible (replacement levels only), as long as patients remain well controlled based on standard biomarkers and clinical assessments.

Figure 16. Design of trial CAHmelia-204

The primary endpoint of this clinical trial will be the proportion of patients with reduction of glucocorticoid dose greater than or equal to 5 mg/day of hydrocortisone equivalent, or HCe, at week 24. The percent change in glucocorticoid dose from baseline to week 24 will be assessed as a secondary endpoint. Median total cumulative GC dose (HCe) at week 24, change from baseline in insulin resistance at week 24, and percent change from baseline in weight at week 24 and after 52 weeks of tildacerfont treatment will also be assessed as secondary endpoints. Effects on insulin resistance, weight, waist circumference, bone mineral density after 52 weeks of tildacerfont treatment will be assessed as exploratory endpoints.

Based on analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either good disease control or poor disease control. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results from these clinical trials, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss registration.

Pediatric Trials of Tildacerfont

At birth, newborns with classic CAH are immediately faced with a risk of adrenal crisis, which produces symptoms that include vomiting, severe dehydration, low blood pressure, and life-threatening shock. Replacement glucocorticoid therapy, initiated immediately after diagnosis, remains the customary treatment for children with classic CAH. Glucocorticoid therapy is administered to avoid precocious puberty. The growth suppressing effects of glucocorticoids, however, combined with the early bone growth closure from elevated levels of adrenal androgens, limits the height potential of children impacted by classic CAH. Many patients with classic CAH complete growth prematurely and are ultimately short as adults. We believe tildacerfont has the potential to reduce both the levels of adrenal androgens and the need for excess glucocorticoids, which may enable management of classic CAH at doses of glucocorticoids near physiologic replacement levels, with potential to enable more normal growth progression through childhood and adolescence. We estimate that children represent approximately 20% of the total classic CAH patient population. We plan to investigate tildacerfont for the treatment of classic CAH in children as young as one year of age, and have initiated the clinical development program for tildacerfont in the pediatric classic CAH population with a Phase 2 open-label safety and pharmacokinetics study in subjects aged six to 17. We anticipate topline safety results from cohort 1 of the Phase 2 open-label clinical trial by the first half of 2023.

Potential Role of Tildacerfont in the Treatment of Polycystic Ovary Syndrome

PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. Females with PCOS present with additional symptoms, including hirsutism, alopecia, acne, infertility, weight gain, fatigue, depression and mood changes. The underlying causes of PCOS are unknown. However, excess insulin secretion and low-grade inflammation, which stimulate the polycystic ovaries, have been linked to androgen excess. The source of this androgen excess may be ovarian, adrenal, both adrenal and ovarian, or from other sources. Adrenal androgen excess in PCOS appears to occur independently of ovarian androgen excess, suggesting it may represent an intrinsic, and possible primary source of abnormal synthesis of androgens. Adrenal androgen excess in PCOS does not result from enzymatic deficiencies, rather it represents an altered adrenal responsivity to ACTH. We believe that, in women whose PCOS is caused by elevated adrenal androgens, tildacerfont may provide a therapeutic option to treat the underlying cause of disease through reductions of ACTH. We may pursue orphan drug designation in this patient population. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated a Phase 2 proof-of-concept clinical trial. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled dose escalation study which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo over 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by DHEAS levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial by the first half of 2023.

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

Under the License Agreement, we are required to use commercially reasonable efforts to develop and commercialize a Lilly Licensed Product in the Field. In addition, we are responsible to oversee, monitor, and manage all regulatory interactions, communications, and filings with, and submissions to regulatory authorities, with respect to the Lilly Licensed Products, and shall have final decision-making authority regarding all such regulatory activities, including the regulatory and labeling strategy and the content of submissions.

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

Intellectual Property

We have developed and continue to expand our patent portfolio for tildacerfont. We have licensed from Lilly 32 patents in the United States and other countries throughout the world covering composition of matter of tildacerfont, which are expected to expire in 2027, absent any patent term adjustments or extensions. We also have pending applications from the same family in Venezuela, and Pakistan covering tildacerfont, which, if issued, would also be expected to expire in 2027, absent any patent term adjustments or extensions. Additionally, we have licensed patents in the United States and other countries from Lilly covering methods of making tildacerfont, which are expected to expire in 2029, absent any patent term adjustments or extensions.

We have filed our own patent applications in the United States and other countries throughout the world directed to various methods of use and formulations, and two of these applications have been issued. The issued patents are expected to expire in 2038. The remaining patent applications, if issued, would be expected to expire between 2038 and 2042, absent any patent term adjustments or extensions. We have also filed an international patent application and applications in Argentina and Taiwan directed to combination therapies as well as further uses of tildacerfont. Any patents that would issue from these applications would be expected to expire no later than 2040, absent any patent term adjustments or extensions. We have also filed a provisional application directed to various forms of tildacerfont. Any patents that would issue from this application would be expected to expire around 2042, absent any patent term adjustments or extension. Patents related to tildacerfont may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

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

If approved in the United States, as tildacerfont has not previously been approved in the United States for any indication, tildacerfont may be eligible for five years of new chemical entity exclusivity, which would run currently with its seven years of orphan drug exclusivity if we obtain orphan drug exclusivity for its approved uses. Further, if approved in the EU, as tildacerfont has not previously been approved in the EU for any indication, tildacerfont may be eligible for eight years of data exclusivity, as well as two years of market exclusivity. In the EU, an additional one year of exclusivity may be obtained if tildacerfont is approved for a new indication that provides a significant clinical benefit.

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

We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc., or Neurocrine, is developing a CRF1 receptor antagonist and has completed a two-week Phase 2 clinical trial in adults with classic CAH. Neurocrine initiated a Phase 2 clinical trial in a pediatric classic CAH population and registrational trials for adult and pediatric patients with classic CAH. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof of concept clinical trial. In addition, Crinetics Pharmaceuticals, Inc. initiated a Phase 1 clinical trial to evaluate the ability of an oral ACTH antagonist to suppress ACTH-stimulated secretion in healthy volunteers and reported preliminary findings from the single ascending dose portion of the study.

In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue use of their steroid regimen. As high doses of corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products. One such company is Diurnal Group PLC, or Diurnal, which is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but announced a failed Phase 3 clinical trial in 2018. Diurnal submitted a MAA to the EMA in December of 2019. In March 2021, the EMA announced a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, on granting marketing approval for its exogenous cortisol treatment with a modified release for the treatment of adults and adolescents aged 12 and over with CAH. Diurnal announced that it has launched in the EU. Diurnal also announced that the FDA agreed to a special protocol assessment for a Phase 3 trial of its exogenous cortisol treatment with a modified release for the treatments of patients aged 16 and over with CAH.

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

▪
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practices, or GLP, regulations, and other applicable regulations;
▪
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
▪
approval by an IRB at each clinical site before each clinical trial may be initiated;
▪
performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s current good clinical practices, or GCP, regulations to establish the safety and efficacy of the proposed drug for its proposed indication;
▪
submission to the FDA of a new drug application, or NDA, for a new drug;
▪
a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
▪
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity;
▪
potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA;
▪
satisfactory completion of an FDA advisory committee review, if applicable; and
▪
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

▪
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
▪
Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage, and dosing schedule.
▪
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

This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

▪
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
▪
fines, warning letters, or untitled letters;
▪
clinical holds on clinical trials;
▪
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
▪
product seizure or detention, or refusal to permit the import or export of products;
▪
consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
▪
mandated modification of promotional materials and labeling and the issuance of corrective information;

▪
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

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, certain ownership and investment interests held by physicians and their immediate family members.

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

▪
an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
▪
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;
▪
a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
▪
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
▪
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
▪
expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
▪
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argue the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the Affordable Care Act remains in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future.

We anticipate that these new laws and executive orders will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

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

Recent legal developments in the EU have created complexity and uncertainty regarding such transfers of personal data from the EEA to the United States, e.g. on July 16, 2020 in a case known colloquially as “Schrems II,” the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. Following this decision, the United Kingdom government similarly confirmed that the EU U.S. Privacy Shield could not be used as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the so-called UK GDPR, and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board, or EDPB, would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the aforementioned draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe, including the EEA, United Kingdom or Switzerland, may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; and/or require us to increase our data processing capabilities in Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

We are subject to the supervision of local data protection authorities in those EU jurisdictions where we are established or otherwise subject to the GDPR, and we maintain an office in Switzerland, which has its own set of stringent privacy and data protection laws and regulations. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom have created uncertainty with regard to data protection regulation in the United Kingdom. However, the data protection obligations of the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of law in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations); so, when we refer to the GDPR in this section, unless we draw specific distinction or the context otherwise requires, we are also making reference to the UK GDPR in the context of the United Kingdom. The existence of two parallel regimes means there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA. However, on June 28, 2021, the European Commission issued an adequacy decision under the European Union’s GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the United Kingdom to continue, which could disrupt our operations.

Additionally, as noted above, the United Kingdom has transposed the GDPR into United Kingdom domestic law by way of the UK GDPR with effect from January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Also, the United Kingdom Information Commissioner’s Office is not able to be our “lead supervisory authority” in respect of any “cross border processing” for the purposes of the European Union's GDPR. For so long as we are unable to, and/or do not, designate a lead supervisory authority in an EEA member state, with effect from January 1, 2021, we are not able to benefit from the GDPR’s “one stop shop” mechanism. Amongst other things, this would mean that, in the event of a violation of the GDPR affecting data subjects across the United Kingdom and the EEA, we could be investigated by, and ultimately fined or otherwise sanctioned by the United Kingdom Information Commissioner’s Office and the supervisory authority in each and every EEA member state where data subjects have been affected by such violation.

For more information on the potential impact of the GDPR, and associated EEA and UK data protection laws, on our business, see the section titled “Risk Factors—Failure to comply with data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.”

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

▪
National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:
▪
Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU country of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.
▪
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

The European Commission, on the basis of the opinion of the Committee for Orphan Medicinal Products of the EMA, grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the EU and without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance, fee reductions for access to the centralized regulatory procedures and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

As of December 31, 2021, we had 15 employees, including nine in research and development and six in general and administrative functions. We believe our employee relations are good.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the year ended December 31, 2021, we reported a net loss of $42.3 million. As of December 31, 2021, we had an accumulated deficit of $103.1 million.

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

As of December 31, 2021, we had cash, cash equivalents and investments of $121.4 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of December 31, 2021 will be sufficient to fund our operations for at least the next 12 months.

However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, primarily as a result of the COVID-19 pandemic, enrollment in our Phase 2b clinical trials evaluating tildacerfont for the treatment of adult classic CAH has been delayed, extending the overall duration of the trials. We plan to expand the number of trial sites worldwide to provide more recruitment capabilities in an effort to accelerate enrollment. Additionally, we have amended our clinical trial protocols to enable remote visits to mitigate any potential impacts. As a result of the extended duration of the trials, increased number of trial sites, and the home health component, the overall costs of our Phase 2b clinical trials have increased and may continue to increase in the future.

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

We currently only have one product candidate, tildacerfont, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, tildacerfont, which is currently in clinical development for adult patients with classic CAH. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with poor disease control and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction and anticipate topline results in the second half of 2024.

Assuming positive results, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss registration. While we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, the FDA and comparable foreign regulatory authorities may not agree and may require us to enroll additional patients or initiate one or more additional clinical trials, including a Phase 3 clinical trial or trials. If the FDA or comparable foreign regulatory authorities require us to conduct one or more clinical trials, including a Phase 3 clinical trial or trials, the design, duration, and scope of such clinical trials will be decided upon after further discussions with the FDA or comparable foreign regulatory authorities, and at this time are not ascertainable. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of tildacerfont we may be required to conduct.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We have initiated a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety and pharmacokinetics of tildacerfont in children six to 17 years of age with classic CAH. We anticipate topline safety results from cohort 1 of the Phase 2 open-label clinical trial by the first half of 2023. Additionally, by leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated a Phase 2 proof-of-concept clinical trial in PCOS. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo over 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by DHEAS levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial by the first half of 2023.

The COVID-19 pandemic continues to evolve and any impacts on these projected milestones are highly uncertain and cannot be predicted with confidence.

The success of tildacerfont will depend on several factors, including the following:

▪
successful enrollment, site expansion and activation and patient engagement in our ongoing and planned clinical trials;
▪
successful completion of our ongoing and planned clinical trials with favorable results;
▪
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of tildacerfont;
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

In particular, each indication for which we are evaluating tildacerfont is a rare endocrine disorder with limited patient populations from which to draw participants in clinical trials. For example, we estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United States, approximately 50,000 people in the European Union, or EU, and at least 145,000 people in China. We are and will be required to identify and enroll a sufficient number of patients with the disorder under investigation for our clinical trials of tildacerfont. Potential patients may not be adequately diagnosed or identified with the disorders which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting these same endocrine disorders and are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. In addition, we have encountered difficulties in opening clinical trial sites and enrolling patients in our two ongoing Phase 2b clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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
▪
changes to clinical trial protocols and related operationalization of such changes at clinical trial sites;
▪
selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
▪
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of tildacerfont;

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

Our business has been and could continue to be adversely affected by the evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. As COVID-19 and its variants continue to spread, we have experienced and may continue to experience ongoing disruptions that could severely impact our business and clinical trials, including:

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

We expect to submit a Marketing Authorization Application, or MAA, to the EMA for approval of tildacerfont in the EU for the treatment of classic CAH. As with the FDA, obtaining approval of an MAA from the European Commission, which acts on the recommendation of the Committee for Medicinal Products for Human Use, is a similarly lengthy and expensive process and the EMA has its own procedures for assessing product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of tildacerfont in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of tildacerfont will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of tildacerfont and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by tildacerfont and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 200 subjects across eight completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase, or ALT, between five and nine times the upper limit of normal, or ULN, elevations in aspartate aminotransferase, or AST, less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. No cases of liver enzyme elevations above three times the ULN were observed in any patient receiving total daily doses of 600mg, which is approximately three times the proposed therapeutic dose for adults with classic CAH, and below. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for tildacerfont for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Separately, in response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities. In July 2020, the FDA restarted inspections of domestic and international manufacturing facilities on a risk-based basis. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to COVID-19 relief legislation, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, Congress is considering additional health reform measures.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent Presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

At the federal level, the previous Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that attempted to implement several of the Trump administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinds the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 50 years. We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc., or Neurocrine, is developing a CRF1 receptor antagonist and has completed a two-week Phase 2 clinical trial in adults with classic CAH. Neurocrine initiated a Phase 2 clinical trial in a pediatric classic CAH population and registrational trials for adult and pediatric patients with classic CAH. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof of concept clinical trial. In addition, Crinetics Pharmaceuticals, Inc. initiated a Phase 1 clinical trial to evaluate the ability of an oral ACTH antagonist to suppress ACTH-stimulated secretion in healthy volunteers and reported preliminary findings from the single ascending dose portion of the study.

In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue use of their steroid regimen. As corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products. One such company is Diurnal Group PLC, or Diurnal, which is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but announced a failed Phase 3 clinical trial in 2018. Diurnal submitted a MAA to the EMA in December of 2019. In March 2021, the EMA announced a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, on granting marketing approval for its exogenous cortisol treatment with a modified release for the treatment of adults and adolescents aged 12 and over with CAH. Diurnal announced that it has launched in the EU. Diurnal also announced that the FDA agreed to a special protocol assessment for a Phase 3 trial of its exogenous cortisol treatment with a modified release for the treatments of patients aged 16 and over with CAH.

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

We have received orphan drug designation for tildacerfont for the treatment of patients with CAH in both the US and EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) and same indication for that time period. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. The exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA and the European Commission can subsequently approve a different drug for the same condition or the same drug for a different condition, which may subject the orphan-exclusive product to off-label competition. As well, before the expiration of the orphan exclusivity period, the FDA or European Commission may grant approval to a competitor if it concludes that a subsequent application for the same drug for the same indication is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to tildacerfont for the treatment of classic CAH, if we receive approval for tildacerfont for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

We may pursue orphan drug designation for tildacerfont for the treatment of a subpopulation of females with PCOS. The incidence and prevalence of this target patient population is based on our estimates and third-party data. If the market opportunity for this target population is larger than we estimate, we may be unable to receive orphan drug designation. Additionally, if orphan drug designation is granted, we may be unable to maintain any benefits associated with orphan drug designation, including market exclusivity.

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

As of December 31, 2021, we had 15 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, we initiated enrollment in CAHmelia-203, our ongoing placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with poor disease control, and in CAHmelia-204, our second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction. We also initiated a Phase 2 open-label clinical trial in pediatric patients between six and 17 years of age with classic CAH and a Phase 2 proof-of-concept clinical trial in females with PCOS. Our future financial performance and our ability to commercialize tildacerfont will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, manufacturing, statistics and analysis, regulatory affairs, formulation development, and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for tildacerfont and any future product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize tildacerfont and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.

In September 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, providing for a term loan, or the Term Loan, with Silicon Valley Bank. In April 2020, we entered into a deferral agreement with Silicon Valley Bank, or the Deferral Agreement, whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank, or the First Amendment. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. As of December 31, 2021, we had $5.0 million outstanding under the Loan Agreement and $10.0 million of principal commitment available for withdrawal through December 31, 2022, subject to the satisfaction of certain clinical development and financial conditions.

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

For a more detailed description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement” and Note 7 to our financial statements, each included elsewhere in this Annual Report on Form 10-K.

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
▪
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors; and
▪
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

The GDPR has imposed stringent requirements for controllers and processors of personal data, including, for example, by extending the rights available to affected data subjects, materially expanding the definition of what is expressly noted to constitute personal data (including expanding the relevant definition to capture expressly the ‘pseudonymized’ or key-coded data that is commonly processed in a clinical trial-related context), introducing mandatory personal data breach notifications to Supervisory Authorities and affected individuals (in certain circumstances), setting limitations on retention of information, increasing requirements pertaining to special categories of personal data (such as health data, biometric data, genetic information), and requiring that prescriptive obligations must be met when we engage third-party processors to process of personal data on our behalf. A particular issue presented by certain European data protection laws, including the GDPR, is that they generally restrict transfers of personal data from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Recent legal developments in the EU have created complexity and uncertainty regarding such transfers of personal data from the EEA to the United States, e.g. on July 16, 2020 in a case known colloquially as “Schrems II,” the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. Following this decision, the United Kingdom government similarly confirmed that the EU-U.S. Privacy Shield could not be used as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the so-called UK GDPR, and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on those Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board, or EDPB, would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a compliant ‘transfer mechanism.’ However, the aforementioned draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe, including the EEA, United Kingdom or Switzerland, may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; and/or require us to increase our data processing capabilities in Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

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

However, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of U.K. immigration control) of personal data from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the U.K. continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and could intervene at any point if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the U.K. will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the U.K. to continue, which could disrupt our operations.

In particular, while the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries covered by a European Commission adequacy decision, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the U.K. Furthermore, the U.K. government has now prepared certain U.K.-specific international data transfer tools, including an International Data Transfer Agreement, which will take the place of or be needed to supplement the European Union's Standard Contractual Clauses. The adoption of these separate tools will necessitate the implementation of one of these U.K.-specific tools alongside EU versions of Standard Contractual Clauses, which will require significant resources and result in significant cost to implement and manage.

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

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and a separate process for authorization of drug products, including tildacerfont and any future product candidates, currently applies in Great Britain. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would restrict our ability to generate revenue and achieve and sustain profitability.

Following Brexit, there is no pre-marketing authorization orphan designation in Great Britain, instead an application for orphan designation is made at the same time as an application for marketing authorization. Orphan designation in the Great Britain following Brexit is based on the prevalence of the condition in Great Britain as opposed to the previous position where prevalence in the EU was the determinant. It is therefore possible that conditions that were previously designated as orphan conditions in the United Kingdom will no longer be and that conditions that are not designated as orphan conditions in the European Union will be designated as such in the United Kingdom, or Great Britain.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there are additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period, and shipments between the UK and the EU are more likely to be delayed compared to the position prior to Brexit. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put in place in the future. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK for tildacerfont and any future product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

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

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic or the recent global sanctions imposed by countries against Russia following Russia’s military intervention in Ukraine, could result in a variety of risks to our business, including disruption to enrollment within our ongoing clinical trials, our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2021, after reducing net operating losses, or NOLs, and tax credits for amounts not expected to be utilized, we had federal NOL carryforwards of approximately $98.6 million and state NOL carryforwards of approximately $98.4 million. The federal NOL carryforwards arising in taxable years beginning prior to 2018 will begin to expire in 2036 and state NOL carryforwards will begin to expire in 2036, unless previously utilized. We also have federal and state tax credit carryforwards totaling $5.6 million and $1.0 million, respectively. The federal tax credit carryforwards will begin to expire in 2036, unless previously utilized. The state tax credits will not expire.

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. For example, on June 29, 2020, California enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2021 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership change, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of December 31, 2021, we recorded a full valuation allowance on our net deferred tax assets.

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

We do not currently have any long-term agreement with a manufacturer to produce raw materials, APIs, and the finished products of tildacerfont or the associated packaging used in our current product format and we may rely on single source suppliers for clinical supply of API and drug product of tildacerfont. We will need to identify and qualify a third-party manufacturer prior to commercialization of tildacerfont, and we intend to enter into agreements for commercial production with third-party suppliers. As tildacerfont is intended to treat rare endocrine disorders, we will only require a low-volume of raw materials and APIs, and in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop tildacerfont and any future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of tildacerfont and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

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

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, or maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting our or our licensor's operations. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection for such output. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, in May 2021, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 10,849,908. In December 2021, the USPTO denied Neurocrine's request for post-grant review. In January 2022, Neurocrine requested a hearing of the USPTO's decision to deny the post-grant review and also filed a request that the Procedural Opinion Panel review the case. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. In February 2022, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 11,007,201. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on October 9, 2020 to March 11, 2022 has ranged from a low of $1.88 to a high of $32.42. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

▪
the commencement, enrollment or results of our ongoing and planned clinical trials of tildacerfont or any future clinical trials we may conduct of tildacerfont and any future product candidates, or changes in the development status of tildacerfont and any future product candidates;
▪
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of tildacerfont;
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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act or 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2025, or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Annual Report on the Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, there were 23,491,881 shares of our common stock outstanding.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, as amended, declared effective in February 2022, covering the sale of up to $200.0 million of our securities, or the Shelf Registration. For example, in February 2022, we entered into an Open Market Sales AgreementSM with Jefferies, LLC, or Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2020 Plan, our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2020 Employee Stock Purchase Plan, or ESPP, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 441,280 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Holders of Common Stock

As of March 11, 2022, we had 23,492,873 shares of common stock outstanding held by 21 holders of record, one of which was Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Reserved.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia, or CAH. Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 50 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had poor disease control despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of poor disease control. Furthermore, over 200 subjects across eight clinical trials to date have been administered tildacerfont with no drug-related SAEs reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with poor disease control and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with good disease control focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either good disease control or poor disease control. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results from these clinical trials, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss registration.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety and pharmacokinetics of tildacerfont in children six to 17 years of age with classic CAH. We anticipate topline safety results from cohort 1 of the Phase 2 open-label clinical trial by the first half of 2023. We have also submitted a PIP to PDCO of the EMA regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Beyond classic CAH, we believe tildacerfont has potential utility in polycystic ovary syndrome, or PCOS, and in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone, or ACTH. PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We have identified a subpopulation of patients where elevated levels of adrenal androgens are the cause of disease. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated a Phase 2 proof-of-concept clinical trial. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo over 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate, or DHEAS, levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial by the first half of 2023.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the year ended December 31, 2021, we incurred a net loss of $42.3 million and used $35.9 million of cash in operations. As of December 31, 2021, we had an accumulated deficit of $103.1 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering, or IPO, and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Since inception through December 31, 2020, we have raised aggregate gross financing proceeds of $224.0 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock and $4.5 million from the issuance of debt. As of December 31, 2021, we had cash, cash equivalents and investments of $121.4 million. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of December 31, 2021 will be sufficient to fund our operations for at least the next 12 months. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

In February 2022, the U.S. Securities and Exchange Commission, or the SEC, declared effective a registration statement on Form S-3, or the Shelf Registration, covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal.

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

These expenses include:

▪
external expenses, consisting of:
o
clinical development—expenses associated with CROs engaged to manage and conduct clinical trials and other outside services;
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

To date, these expenses have been incurred to advance tildacerfont. These expenses will primarily consist of expenses for the conduct of clinical trials as well as manufacturing costs for clinical material supply. We expect that significant additional spending will be required to progress tildacerfont through clinical development and regulatory approval.

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

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the Term Loan, provided pursuant to the Loan Agreement, as amended by the First Amendment.

Other Income, Net

Other income, net primarily consists of interest income earned on our cash, cash equivalents and investments.

Results of Operations

Comparisons of the Year Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$30,698	$23,854	$6,844
General and administrative	11,368	5,562	5,806
Total operating expenses	42,066	29,416	12,650
Loss from operations	(42,066)	(29,416)	(12,650)
Interest expense	(345)	(323)	(22)
Other income, net	119	200	(81)
Net loss	$(42,292)	$(29,539)	$(12,753)

Research and Development Expenses

Research and development expenses were $30.6 million for the year ended December 31, 2021, compared to $23.9 million for the year ended December 31, 2020. The overall increase in research and development expenses was primarily related to an increase in clinical activities associated with progressing clinical development of tildacerfont and personnel costs. The overall increase in personnel costs was primarily driven by non-cash stock-based compensation expense of $0.7 million. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Year Ended December 31,
	2021	2020	Change
External expenses:
Clinical development	$17,116	$12,747	$4,369
Manufacturing	4,036	4,132	(96)
Preclinical studies	2,270	1,744	526
Other research and development	1,379	685	694
Internal expenses:
Personnel	5,557	4,376	1,181
Allocated overhead	340	170	170
Total research and development expenses	$30,698	$23,854	$6,844

General and Administrative Expenses

General and administrative expenses were $11.4 million for the year ended December 31, 2021, compared to $5.6 million for the year ended December 31, 2020. The overall increase in general and administrative expenses was primarily driven by an increase of $3.8 million in personnel-related expenses, an increase of $1.5 million related to directors’ and officers’ liability insurance premiums, and an increase of $0.5 million in professional fees related to operating as a public company.

Interest Expense

Interest expense was $0.3 million for the year ended December 31, 2021, compared to $0.3 million for the year ended December 31, 2020.

Other Income, Net

Other income, net was $0.1 million for the year ended December 31, 2021, compared to $0.2 million for the year ended December 31, 2020. The decrease was primarily due to lower interest rate earned on lower cash, cash equivalents and investment balances in 2021.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $103.1 million. As of December 31, 2021, we had cash, cash equivalents and investments of $121.4 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of December 31, 2021 will be sufficient to fund our operations for at least the next 12 months.

Loan Agreement

In September 2019, we entered into the Loan Agreement with Silicon Valley Bank providing for the Term Loan. Pursuant to the Loan Agreement, we requested $2.5 million from the first tranche in connection with the entry into the Loan Agreement, which is currently outstanding, and we drew the second tranche of $2.0 million in December 2019.

In April 2020, we and Silicon Valley Bank entered into the Deferral Agreement whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. Up to $20.0 million is available under the first tranche of the Term Loan, or the First Tranche, $5.0 million of which was advanced immediately to repay the outstanding obligations under the Term Loan prior to the First Amendment. The remainder of the First Tranche commitments, or $15.0 million, expired on December 31, 2021. Up to $10.0 million is available under the second tranche, or the Second Tranche, subject to the completion of certain clinical and financial milestones which Second Tranche commitment is available through December 31, 2022. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026. As of December 31, 2021, we have $5.0 million outstanding under the Term Loan.

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

Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments (or 25 if the Company borrows under the Second Tranche) after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amendment interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. The final payment due on the maturity date shall include all outstanding principal and all accrued unpaid interest and an end of term payment, or the End of Term Payment, totaling (x) 6% of the original funded principal amount of the First Tranche if the Company does not borrow under the Second Tranche, or (y) 9.5% of the total original funded principal amount under the First and Second Tranche if the Company does borrow under the Second Tranche.

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

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal, or the Offering. We have also filed a prospectus supplement with the SEC in connection with the Offering under the shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Select Market, or Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement.

We have agreed to pay Jefferies commissions for its services of acting as agent of 3.0% of the gross proceeds from the sale of the shares pursuant to the Sales Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights. A copy of the Sales Agreement is attached as Exhibit 10.22 to this Annual Report on Form 10-K and is incorporated herein by reference. The foregoing description of the material terms of the Sales Agreement is qualified in its entirety by reference to such exhibit.

The shares will be sold pursuant to the Shelf Registration, and offerings of the shares will be made only by means of the prospectus supplement. This Annual Report on Form 10-K shall not constitute an offer to sell or solicitation of an offer to buy the shares, nor shall there be any sale of the shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of such state or jurisdiction.

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

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, tildacerfont or any of our future product candidates. We expect our research and development expenses to increase significantly in the foreseeable future as we continue to invest in research and development activities related to developing tildacerfont, as tildacerfont continues to advance into later stages of development for the treatment of classic CAH in adult patients, as we conduct clinical trials of tildacerfont in pediatric classic CAH and PCOS, as we seek regulatory approvals for tildacerfont, and incur expenses associated with hiring additional personnel to support our research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, the successful development of tildacerfont is highly uncertain, and we may never succeed in achieving regulatory approval for tildacerfont in classic CAH in adult patients or other indications. In addition, we expect to incur additional costs associated with operating as a public company.

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
▪
the costs associated with manufacturing tildacerfont and establishing clinical and commercial supplies, and sales, marketing, and distribution capabilities;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(35,877)	$(27,519)
Net cash used in investing activities	(79,168)	(74)
Net cash provided by financing activities	643	181,035
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(114,402)	$153,442

Cash Used in Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $35.9 million, which consisted of a net loss of $42.3 million, partially offset by and a net change of $2.0 million in our net operating assets and liabilities and by $4.5 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net increase in accounts payable and accrued expenses of $1.2 million, a net increase in accrued compensation and benefits of $0.4 million and an increase in prepaid expenses, other current assets and other long-term assets of $0.6 million, partially offset by a net decrease in other liabilities of $0.2 million. The non-cash charges of $4.5 million consisted of stock-based compensation expense, non-cash lease expense, and depreciation and amortization expense.

For the year ended December 31, 2020, net cash used in operating activities was $27.5 million, which consisted of a net loss of $29.5 million, partially offset by a net change of $1.2 million in our net operating assets and liabilities and by $0.9 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a net increase in accounts payable and accrued expenses of $3.7 million and a $0.3 million net increase in accrued compensation and noncurrent assets and liabilities, partially offset by a net increase in prepaid expenses and other current assets of $2.9 million. The non-cash charges of $0.9 million consisted of stock-based compensation expense, non-cash lease expense, and depreciation and amortization expense.

Cash Used in Investing Activities

For the year ended December 31, 2021, cash used in investing activities was $79.2 million, consisting of purchases of available for sale securities of $79.1 million and $0.1 million related to the purchase of property and equipment.

For the year ended December 31, 2020, cash used in investing activities was less than $0.1 million and related to the purchase of property and equipment.

Cash Provided by Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $0.6 million, consisting primarily of net proceeds from the issuance of long-term debt and proceeds from exercise of stock options and issuance of shares pursuant to our employee stock purchase plan.

For the year ended December 31, 2020, cash provided by financing activities was $181.0 million, consisting primarily of net proceeds from the issuance of common stock in connection with our IPO and the issuance and sale of Series B redeemable convertible preferred stock.

Sources and Material Cash Requirements

We are party to the Loan Agreement, as amended by the Deferral Agreement and the First Amendment, with Silicon Valley Bank, and have material cash requirements thereunder. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement”.

In February 2020, we entered into a non-cancelable operating lease for office space with a commencement date of September 2020. The monthly payments escalate over the 63-month term with total gross commitments of $2.3 million.

We enter into contracts in the normal course of business with third-party contract manufacturing organizations and CROs for clinical trials, non-clinical studies, drug substance and product manufacturing and other services for operating purposes. These contracts are generally cancelable by us upon prior written notice after a certain period. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.

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

Stock-Based Compensation Expense

We account for stock-based compensation expense by measuring and recognizing compensation expense for all share-based awards based on estimated grant-date fair values. We use the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period. We recognize actual forfeitures by reducing the stock-based compensation expense in the same period as the forfeitures occur.

We estimate the fair value of option awards and shares purchased under our employee stock purchase plan using the Black-Scholes option-pricing valuation model. The Black-Scholes model requires the input of subjective assumptions, including fair value of common stock, expected term, expected volatility, risk-free interest rate, and expected dividend yield, which are described in greater detail below.

The description of the significant assumptions used in the model are as follows:

•
Fair value of common stock. The fair market value of our common stock is determined based on the closing price of our common stock on the Nasdaq Global Select Market.
•
Expected term. The expected term is based on the simplified method, as our stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or "plain vanilla" options, and we have limited history of exercise data. For the ESPP, the expected term is based on the term of the purchase period.
•
Expected volatility. The expected volatility is estimated based on the historical volatility for comparable publicly traded biopharmaceutical companies. In evaluating similarity, we considered factor such as market capitalization, stage of development, area of specialty, and stock-specific attributes. We will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for our common stock becomes available.
•
Risk-free interest rate. The risk-free interest rate is based on the U.S. constant maturity rates with remaining terms similar to the expected term of the options.
•
Expected dividend yield. We have never paid dividends and do not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
•
Forfeiture. We account for forfeiture as they occur.

Estimating the fair value of equity-settled awards as of the grant date using the Black-Scholes option pricing model is affected by assumptions regarding several complex variables. Changes in assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally required significant analysis and judgement to develop. We will continue to use judgment in evaluating the expected volatility, expected terms, and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.

The fair value of restricted stock units, or RSUs, including RSUs subject to performance-based vesting conditions, is based on our closing stock price on the date of grant. We recognize compensation expense for time-based RSUs over the requisite service period, which is generally the vesting period of the award.

For options and restricted stock that vest upon the satisfaction of certain performance conditions, we recognize compensation expense when it becomes probable that the performance conditions will be met. When the criteria are deemed probable of being met, we record cumulative compensation expense in the period the performance criteria are deemed probable of being met and recognize the remaining compensation expense on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of December 31, 2021 consisted of $121.4 million in bank deposits, money market funds, U.S. treasury securities, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at financial institutions in excess of federally insured limits.

Additionally, the interest rate for borrowings under the Loan Agreement is variable and for interest-bearing investments is fixed. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Item 8. Financial Statements and Supplementary Data.

SPRUCE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Spruce Biosciences, Inc.

Daly City, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spruce Biosciences, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 14, 2022

SPRUCE BIOSCIENCES, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$42,748	$157,150
Short-term investments	46,221	—
Prepaid expenses	2,530	2,971
Other current assets	396	276
Total current assets	91,895	160,397
Restricted cash	216	216
Right-of-use assets	1,479	1,793
Long-term investments	32,459	—
Other assets	437	477
Total assets	$126,486	$162,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,823	$3,628
Term loan, current portion	—	2,554
Accrued expenses and other current liabilities	4,613	2,496
Accrued compensation and benefits	1,435	1,085
Total current liabilities	8,871	9,763
Term loan, net of current portion	4,878	1,922
Lease liability, net of current portion	1,293	1,653
Other liabilities	73	118
Total liabilities	15,115	13,456
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares and 0 shares authorized as of December 31, 2021 and 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 23,491,881 shares and 23,260,399 shares issued and outstanding as of December 31, 2021 and 2020, respectively	3	2
Additional paid-in capital	214,685	210,266
Accumulated other comprehensive loss	(184)	—
Accumulated deficit	(103,133)	(60,841)
Total stockholders’ equity	111,371	149,427
Total liabilities and stockholders’ equity	$126,486	$162,883

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$30,698	$23,854
General and administrative	11,368	5,562
Total operating expenses	42,066	29,416
Loss from operations	(42,066)	(29,416)
Interest expense	(345)	(323)
Other income, net	119	200
Net loss	(42,292)	(29,539)
Other comprehensive loss:
Unrealized loss on available for sale securities	(184)	—
Total comprehensive loss	$(42,476)	$(29,539)
Net loss per share, basic and diluted	$(1.81)	$(4.93)
Weighted-average shares of common stock outstanding, basic and diluted	23,361,416	5,991,213

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity / (Deficit)
Balance as of December 31, 2019	28,000,000	$27,813	—	$—	764,408	$1	$664	$0	$(31,302)	$(30,637)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $367	—	—	73,333,330	87,633	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(28,000,000)	(27,813)	(73,333,330)	(87,633)	15,492,019	1	115,445	—	—	115,446
Initial public offering of common stock, net of underwriting expenses and offering costs of $10,149	—	—	—	—	6,900,000	—	93,351	—	—	93,351
Exercise of common stock options	—	—	—	—	57,614	—	51	—	—	51
Exercise of common stock warrant	—	—	—	—	46,358	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	755	—	—	755
Net loss	—	—	—	—	—	—	—	—	(29,539)	(29,539)
Balance as of December 31, 2020	—	—	—	—	23,260,399	2	210,266	—	(60,841)	149,427
Exercise of common stock options	—	—	—	—	211,439	1	327	—	—	328
Issuance of common stock related to employee stock purchase plan	—	—	—	—	20,043	—	134	—	—	134
Stock-based compensation	—	—	—	—	—	—	3,958	—	—	3,958
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	—	—	—	—	(42,292)	(42,292)
Balance as of December 31, 2021	—	$—	—	$—	23,491,881	$3	$214,685	$(184)	$(103,133)	$111,371

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(42,292)	$(29,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,958	755
Depreciation and amortization	68	36
Amortization of premium on available-for-sale investments	121	—
Non-cash lease expense	313	66
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	415	(2,883)
Accounts payable and accrued expenses	1,149	3,733
Accrued compensation and benefits	350	177
Other assets	197	(6)
Other liabilities	(156)	142
Net cash used in operating activities	(35,877)	(27,519)
Cash flows from investing activities
Purchases of property and equipment	(93)	(74)
Purchases of investments	(79,075)	-
Net cash used in investing activities	(79,168)	(74)
Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	87,633
Proceeds from initial public offering, net of underwriting discounts, commissions, and offering expenses	—	93,351
Proceeds from issuance of term loan, net of issuance costs of $10	4,990	—
Repayment of term loan	(4,770)
Proceeds from exercise of common stock options	328	51
Proceeds from issuance of common stock related to employee stock purchase plan	134	—
Payment of deferred offering costs	(39)	—
Net cash provided by financing activities	643	181,035
Net increase (decrease) in cash, cash equivalents and restricted cash	(114,402)	153,442
Cash, cash equivalents, and restricted cash at beginning of period	157,366	3,924
Cash, cash equivalents, and restricted cash at end of period	$42,964	$157,366
Supplemental cash flow data:
Cash paid for interest	$207	$192
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$52	$—
Right-of-use assets recognized in exchange for lease liabilities	$—	$1,858
Conversion of Series A redeemable convertible preferred stock to common stock upon initial public offering	$—	$27,813
Conversion of Series B redeemable convertible preferred stock to common stock upon initial public offering	$—	$87,633

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (the Company) is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. The Company is initially developing its wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia (CAH) and polycystic ovary syndrome (PCOS). The Company is located in Daly City, California and was incorporated in the state of Delaware in April 2016.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash, cash equivalents and investments of $121.4 million, which is sufficient to fund its planned operations for a period of at least twelve months following the issuance of the accompanying financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the year ended December 31, 2021, the Company incurred a net loss of $42.3 million and used $35.9 million of cash in operations. As of December 31, 2021, the Company had an accumulated deficit of $103.1 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of redeemable convertible preferred stock, debt, and the IPO. In February 2020, the Company issued and sold 36,666,665 shares of Series B redeemable convertible preferred stock (Series B preferred stock) for approximately $43.6 million in net proceeds. In August 2020, the Company issued and sold an additional 36,666,665 shares of Series B preferred stock for approximately $44.0 million in net proceeds.

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

The Company’s business has been and could continue to be adversely affected by the evolving COVID-19 pandemic. For example, the COVID-19 pandemic has resulted in and could result in further delays to the Company’s clinical trials for numerous reasons including additional delays or difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, interruption or delays in the operations of the FDA or other regulatory authorities, and delays in clinical sites receiving the supplies and materials to conduct our clinical trials. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain. The Company will continue to evaluate the impact that these events could have on its future operations, financial position, and results of operations and cash flows.

Segment Reporting

The Company operates and manages its business as one operating segment, which is the business of developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds.

Restricted Cash

The Company has cash in a collateral account related to a letter of credit issued on behalf of the Company for the security deposit on the non-cancelable operating lease for an office facility. The collateralized cash in connection with the letter of credit was classified as restricted cash on the balance sheet as of December 31, 2021 based on the terms of the lease agreement, which expires in 2025, unless extended.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$42,748	$157,150
Restricted cash	216	216
Total cash, cash equivalents and restricted cash	$42,964	$157,366

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful life of the respective asset and begins at the time the asset is placed into service. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized.

The useful lives of property and equipment are as follows:

Computer and office equipment	3 years
Computer software	3 years
Manufacturing machinery and equipment	7 years
Leasehold improvements	Lesser of lease term or 15 years
Furniture and fixtures	5 years

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheet. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Leases

The Company adopted Accounting Standards Update (ASU), No. 2016-02, Leases (Topic 842) effective January 1, 2020.

The Company determines if an arrangement includes a lease at inception. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use asset includes any lease payments made and excludes lease incentives. The incremental borrowing rate is used in determining the present value of future payments. The Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease terms may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The Company has elected not to recognize a right-of-use asset and lease liability for short-term leases. A short-term lease is a lease with an expected lease term of 12 months or less and which does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. See Note 5 to these financial statements for additional detail.

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

The CRO contracts generally include pass-through fees including, but not limited to, regulatory expenses, investigator fees, laboratory fees and other miscellaneous costs. The Company determines accrual estimates through reports from and discussion with clinical personnel and outside service providers as to the progress or state of completion of trials, or the services completed. The Company estimates accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the CROs and other third-party vendors.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income and on-going prudent and feasible tax planning initiatives. Based upon the weight of available evidence, the Company has determined that net deferred tax assets should be fully offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its net deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made. As of December 31, 2021 and 2020, the Company maintains a full valuation allowance on its net deferred tax assets.

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

Stock-Based Compensation

The Company has an equity incentive plan under which various types of equity-based awards including, but not limited to, incentive stock options, non-qualified stock options, and restricted stock units, may be granted to employees, non-employee directors, and non-employee consultants.

For equity awards granted to employees, non-employees, and directors, the Company recognizes compensation expense based on the estimated grant-date fair values.

The fair value of stock options and shares purchased under the Company’s employee stock purchase plan is determined using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period of the award, which is typically four years.

The fair value of restricted stock units (RSUs), including RSUs subject to performance-based vesting conditions, is based on the grant-date fair value of the Company's stock price. The Company recognizes compensation expense for time-based RSUs over the requisite service period, which is generally the vesting period of the award.

For options and restricted stock that vest upon the satisfaction of certain performance conditions, the Company recognizes compensation expense when it becomes probable that the performance conditions will be met. When the criteria are deemed probable of being met, the Company records cumulative compensation expense in the period the performance criteria are deemed probable of being met and recognizes the remaining compensation expense on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

The Company’s determination of the fair value of stock options on the date of grant utilizes the Black-Scholes option-pricing model and is impacted by its common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, outstanding stock options, RSUs, and shares expected to be issued pursuant to the employee stock purchase plan are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020 and the Company adopted on January 1, 2021. The adoption did not have any impact on the Company's financial statements for the year ended December 31, 2021.

3. Cash Equivalents and Investments

Cash equivalents consist of amounts invested in money market funds and are stated at fair value.

Investments comprise U.S. treasury securities, commercial paper, and corporate bonds, which are classified as available for sale securities.

The following table is a summary of amortized cost, unrealized gains and losses, and fair value (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$38,067	$—	$—	$38,067
Total cash equivalents	38,067	—	—	38,067
Commercial paper	33,973	—	—	33,973
Corporate bonds	6,285	—	(23)	6,262
U.S. treasury securities	5,999	—	(13)	5,986
Total short-term investments	46,257	—	(36)	46,221
Corporate bonds	8,470	—	(34)	8,436
U.S. treasury securities	24,137	—	(114)	24,023
Total long-term investments	32,607	—	(148)	32,459
Total cash equivalents and available for sale securities	$116,931	$—	$(184)	$116,747

As of December 31, 2021, the weighted-average remaining contractual maturities of available for sale securities was approximately 11 months.

There have been no realized gains or losses on available for sale securities for the periods presented. No available for sale securities held as of December 31, 2021 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the condensed balance sheets. As of December 31, 2021, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year.

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

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$38,067	$38,067	$—	$—
Total cash equivalents	38,067	38,067	—	—
Commercial paper	33,973	—	33,973	—
Corporate bonds	6,262	6,262		—
U.S. treasury securities	5,986	5,986	—	—
Total short-term investments	46,221	12,248	33,973	—
Corporate bonds	8,436	8,436	—	—
U.S. treasury securities	24,023	24,023	—	—
Total long-term investments	32,459	32,459	—	—
Total cash equivalents, short-term investments and long-term investments	$116,747	$82,774	$33,973	$-

The Company did not have any financial liabilities recorded at fair value on a recurring or non-recurring basis as of December 31, 2021 and 2020.

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

The estimated fair value of the term loan was $5.0 million as of December 31, 2021 and was based on estimated interest rates currently available to the Company for debt with similar terms, a Level 2 input.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computer and office equipment	$15	$3
Computer software	27	10
Manufacturing machinery and equipment	58	4
Leasehold improvements	7	7
Furniture and fixtures	64	57
Less: accumulated depreciation	(31)	(8)
Property and equipment, net	$140	$73

Property and equipment, net is included in other assets on the balance sheets. Depreciation expense was $23 thousand and $5 thousand for the years ended December 31, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development expenses	$3,837	$2,002
Accrued general and administrative expenses	416	245
Lease liability, current portion	360	249
Total accrued expenses and other current liabilities	$4,613	$2,496

Accrued research and development expenses were primarily related to clinical trials, preclinical studies, and manufacturing.

6. Leases

The Company leases space under non-cancelable operating leases which require the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance. The Company does not have finance leases. The Company adopted ASC Topic 842 as of January 1, 2020.

In February 2020, the Company entered into a non-cancelable operating lease for office space with a commencement date of September 2020. The monthly payments escalate over the 63-month term with total gross commitments of $2.3 million. The lease includes an option to renew the lease term for an additional period of 60 months. The renewal option is not included in the lease term or minimum lease payments disclosures below as the Company is not reasonably certain to exercise the option. Lease incentives, which relate to rent abatement, were considered in the calculation of the lease liability and right-of-use asset. Lease expense for the year ended December 31, 2021 and 2020 was $0.4 million and $0.1 million, respectively.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining minimum lease payments over the lease term. As the leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability. As of December 31, 2021, the weighted-average remaining lease term for operating leases was 3.9 years and the weighted-average discount rate was 7.0%. Cash paid for amounts included in the measurement of lease liabilities was $0.3 million and $37 thousand for the year ended December 31, 2021 and 2020, respectively.

The Company recognizes monthly operating lease expense on a straight-line basis over the term of the lease. Variable lease expense relates primarily to office lease common area maintenance, insurance, and property taxes, is expensed as incurred, and is excluded from the calculation of the lease liability and right-of-use-asset. Variable lease expense for the year ended December 31, 2021 and 2020 was minimal.

Future minimum annual lease commitments under the Company’s non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

Amount
2022	$464
2023	478
2024	493
2025	464
2026	—
Total undiscounted future minimum lease payments	1,899
Less: present value discount	(246)
Total discounted future minimum lease payments	$1,653
Lease liability, current portion (included in "accrued expenses and other current liabilities" on the condensed balance sheet)	$360
Lease liability, net of current portion	1,293
Total operating lease liability	$1,653

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

In March 2021, the Company entered into a First Amendment to Loan and Security Agreement (the First Amendment), pursuant to which the Company and SVB amended the Loan Agreement. The First Amendment increased the aggregate principal amount of the Term Loan commitment by SVB to up to $30.0 million. Up to $20.0 million was available under the first tranche of the Term Loan (First Tranche), $5.0 million of which was advanced immediately to repay the outstanding obligations under the Term Loan prior to the First Amendment. The remainder of the First Tranche commitment, or $15.0 million, expired on December 31, 2021. Up to $10.0 million is available under the second tranche (Second Tranche), subject to the completion of certain clinical and financial milestones, which Second Tranche commitment is available through December 31, 2022. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026. The First Amendment was determined to be a debt modification.

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

The Company incurred $10.0 thousand of debt issuance costs in connection with the First Amendment and had unamortized issuance costs and unamortized debt discount under the Loan Agreement of $2.0 thousand and $16.0 thousand, respectively. The Company recorded these costs, including the unaccreted portion of the final payment obligation under the Loan Agreement as a discount from the carrying value of the Term Loan, which are being amortized using the effective interest method over the life of the First Amendment. The unamortized debt issuance costs and debt discount balance was $0.1 million as of December 31, 2021.

The Term Loan and unamortized discount and debt issuance costs balances as of December 31, 2021 are shown below (in thousands):

	December 31, 2021	December 31, 2020
Total Term Loan debt	$5,000	$4,500
Less: unamortized discount and debt issuance costs	(122)	(24)
Total Term Loan, net	4,878	4,476
Less: Term Loan, current portion	—	(2,554)
Term loan, net of current portion	$4,878	$1,922

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of December 31, 2021, management believes that the Company was in compliance with all financial covenants under the Loan Agreement and there had been no material adverse change.

As of December 31, 2021, future principal payments per year under the Term Loan were as follows (in thousands):

Amount
2022	$—
2023	1,622
2024	1,622
2025	1,621
2026	135
Total	$5,000

The Company made interest payments on the Term Loan of $0.2 million and $0.2 million during the year ended December 31, 2021 and 2020, respectively.

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

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not subject to any material legal proceedings during the year ended December 31, 2021 and management is not aware of any pending or threatened litigation.

9. Capital Structure

Common Stock

As of December 31, 2021 and 2020, the Company was authorized to issue 200,000,000 shares of $0.0001 par value common stock, respectively. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors) and after any redeemable convertible preferred share dividends are fully paid. The holder of each share of common stock is entitled to one vote. As of December 31, 2021, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	December 31,
	2021	2020
Stock options, issued and outstanding	2,215,942	2,278,771
Restricted and performance stock units, issued and outstanding	460,000	—
Shares available for future issuance under 2020 Equity Incentive Plan	2,636,506	2,637,076
Employee stock purchase plan, available for future issuance	433,200	220,640
Total shares reserved	5,745,648	5,136,487

Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 15,492,019 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2021 and 2020.

10. Equity Incentive Plan and Stock-Based Compensation Expense

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

Under the 2020 Plan and the 2016 Plan, individuals can be granted the ability to early exercise their options. There were no shares, related to the early exercise of options, subject to repurchase by the Company as of December 31, 2021. As of December 31, 2021, a total of 3,810,703 shares were authorized to be issued under the 2020 Plan and 2,636,506 shares remained available for issuance, and a total of 1,501,745 shares were authorized for issuance under the 2016 Plan and no shares remained available for issuance.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	859,322	$1.20	7.9	$209
Granted	1,775,808	3.33	—	—
Exercised	(57,614)	0.89	—	—
Forfeited/Cancelled	(298,745)	1.86	—	—
Balance as of December 31, 2020	2,278,771	2.78	8.6	$49,059
Granted	947,917	10.78	—	—
Exercised	(211,439)	1.55	—	—
Forfeited/Cancelled	(799,307)	7.30	—	—
Balance as of December 31, 2021	2,215,942	$4.72	6.9	$3,959
Vested and expected to vest as of December 31, 2021	2,181,939	$4.72	6.9	$3,959
Vested and exercisable as of December 31, 2021	961,313	$3.54	3.9	$2,209

Stock options vested and expected to vest differs from total stock options outstanding as it excludes performance-based stock options for which the performance criteria have not been achieved as of December 31, 2021.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised was $2.0 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively.

The Company recognizes compensation expense for stock option awards granted to employees and non-employee on a straight-line basis over the requisite service period of the award, generally four years. During the years ended December 31, 2021 and 2020, the Company granted options to purchase an aggregate of 947,917 and 1,775,808 shares of common stock to grantees with a weighted-average exercise price of $10.78 and $3.33 per share, respectively. For the years ended December 31, 2021 and 2020, the weighted-average fair value of options granted was $8.55 and $3.56 per share, respectively, and was estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2021	2020
Expected term (in years)	6.0	6.0
Expected volatility	102.8%	80.1%
Risk-free interest rate	0.9%	0.4%
Expected dividend rate	0.0%	0.0%

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information is as follows (in thousands, except share and per share amounts):

	RSUs
	Shares	Weight-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2020	—	$—
Granted	460,000	2.48
Vested	—	—
Forfeited	—	—
Unvested balance as of December 31, 2021	460,000	$2.48

In December 2021, the Company granted 460,000 RSUs, including 230,000 RSUs subject to time-based vesting in installments through June 30, 2023, and 230,000 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones.

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

Except for the initial offering period, the ESPP provides for 24-month offering periods starting every January 1st and July 1st, each consisting of four six-month purchase periods. During the year ended December 31, 2021, 20,043 shares of common stock were issued under the ESPP. As of December 31, 2021, 433,200 shares of common stock remained available for issuance under the ESPP.

Fair Value of Stock Options and ESPP Shares

The fair market value of both stock options and the option component of shares purchased under the ESPP was estimated using the Black-Scholes option pricing model. The description of the significant assumptions used in the model are as follows:

▪
Expected Term. The expected term is based on the simplified method, as the Company’s stock options have the following characteristics: (i) granted at-the-money; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable, or “plain vanilla” options, and the Company has limited history of exercise data. For the ESPP, the expected term is based on the term of the purchase period.
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

The Company recognizes compensation expense for stock option awards granted on a straight-line basis over the requisite service period of the award, generally four years. During the years ended December 31, 2021 and 2020, the Company granted options to purchase an aggregate of 947,917 and 1,775,808 shares of common stock to grantees with a weighted-average exercise price of $10.78 and $3.33 per share, respectively.

For the years ended December 31, 2021 and 2020, the weighted-average fair value of options granted was $8.55 and $3.56 per share, respectively, and was estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2021	2020
Expected term (in years)	6.0	6.0
Expected volatility	102.8%	80.1%
Risk-free interest rate	0.9%	0.4%
Expected dividend rate	0.0%	0.0%

The Company recognizes compensation expense for its ESPP awards on a straight-line basis over the requisite service period for the entire award, typically two years. Total compensation expense related to the ESPP for the year ended December 31, 2021 and 2020 was $0.1 million and $32 thousand, respectively. The following assumptions were used to calculate stock-based compensation for each stock purchase right granted under the ESPP:

	2021	2020
Expected term (in years)	1.4	1.5
Expected volatility	78.7%	90.8%
Risk-free interest rate	0.1%	0.2%
Expected dividend rate	0.0%	0.0%

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,045	$327
General and administrative	2,913	428
Total stock-based compensation expense	$3,958	$755

During 2020, the Company granted options to purchase 127,042 shares of common stock to certain executive officers with performance criteria stipulating that no shares will vest unless certain financing and other related milestones are achieved. In January 2021, the Board determined that the performance-based vesting criteria of such options had been satisfied, which was deemed a modification. The fair value of the modified awards was $2.4 million. For the year ended December 31, 2021, the Company recorded stock-based compensation of $0.9 million in connection with the modification.

As of December 31, 2021, there was approximately $5.7 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over an estimated weighted-average vesting term of 2.8 years.

As of December 31, 2021, there was approximately $0.8 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over an estimated weighted-average vesting term of 1.3 years.

11. License Agreement

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

12. Income Taxes

The Company has incurred cumulative domestic net operating losses (NOL) since inception and, consequently, has no income tax expense for the years ended December 31, 2021 and 2020 due to its net operating loss position.

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Federal statutory tax rate	21.00%	21.00%
State tax, net of federal benefit	6.98%	6.98%
Nondeductible expenses	(0.38)%	(0.09)%
Tax credits	5.31%	6.15%
Change in valuation allowance	(32.96)%	(41.38)%
Prior year true-up for state net operating losses	-%	6.96%
Other	0.05%	0.38%
Effective tax rate	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $13.9 million and $12.2 million during the years ended December 31, 2021 and 2020, respectively.

Significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$27,570	$16,381
Accruals	99	326
Intangible assets	131	143
Tax credits	4,766	2,500
Lease liability	463
Other	785	109
Total gross deferred tax assets	33,814	19,459
Valuation allowance for deferred tax assets	(33,397)	(19,459)
Deferred tax liabilities:
Right-of-use assets	(414)	—
Other	(3)	—
Total deferred tax liabilities	(417)	—
Total net deferred tax assets	$—	$—

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $98.6 million and $98.4 million in state net operating loss carryforwards. If not utilized, the federal net operating loss carryforwards incurred before January 1, 2018 will begin to expire in 2036, and state net operating loss carryforwards will begin to expire in 2036. The federal net operating losses of $91.4 million incurred in 2018 and beyond do not expire.

Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the company’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Tax credits are subject to IRC Section 383. In the event of a change in ownership as defined by this code section, the usage of the credits may be limited. Similar rules may apply under state tax laws. As of December 31, 2020, the Company determined that an ownership change occurred on May 2, 2016 and August 7, 2020. As a result of the ownership changes, the Company derecognized an immaterial amount of net operating loss-related deferred tax assets for federal and state purposes. The ability of the Company to use its remaining net operating loss carryforwards is subject to Section 382 limitation and may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

As of December 31, 2021, the Company had federal and state tax credit carryforwards of approximately $5.6 million and $1.0 million, respectively. If not utilized, the federal tax credits will begin to expire in 2036 and the state tax credits do not expire. As a result of the previously mentioned ownership changes, the Company derecognized in 2020 approximately $2 thousand of gross federal tax credit-related deferred tax assets due to the Section 383 limitation. The Company has not derecognized any of the state tax credit-related deferred tax assets because the credits do not expire.

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

The Company had approximately $1.6 million and $1.1 million of unrecognized tax benefits as of December 31, 2021 and 2020, respectively. No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. The unrecognized tax benefits would not impact the annual effective tax rate if recognized because the Company has recorded a valuation allowance on its deferred tax assets.

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020
Balance at the beginning of the year	$1,094	$398
Increase of unrecognized tax benefits taken in prior years	-	10
Decrease of unrecognized tax benefits taken in prior years	(198)	-
Increase of unrecognized tax benefits related to current year	693	686
Balance at the end of the year	$1,589	$1,094

Interest and penalty related to unrecognized tax benefits would be included as income tax expense in the Company’s statements of operations. As of December 31, 2021 and 2020, the Company has not recognized any tax-related penalties or interest in its financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company is not currently under audit by the Internal Revenue Service or any other similar state, local, or foreign authority. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

13. 401(k) Retirement Savings Plan

In December 2017, the Company adopted a 401(k) plan (the 401(k) Plan) for all employees who have met certain eligibility requirements. Under the agreement, employees may elect to contribute a portion of their eligible compensation, subject to certain limitations. The Company did not make any matching employer contributions to the 401(k) Plan as of and for the years ended December 31, 2021 and 2020.

14. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(42,292)	$(29,539)
Denominator:
Weighted-average common shares outstanding	23,361,416	5,991,213
Net loss per share, basic and diluted	$(1.81)	$(4.93)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	December 31,
	2021	2020
Shares subject to outstanding common stock options	2,215,942	2,278,771
Shares subject to outstanding restricted stock units	460,000	—
Estimated shares issuable under the employee stock purchase plan	67,253	24,118
Total	2,743,195	2,302,889

15. Related Party Transactions

In November 2021, Richard King retired and resigned from his positions as the Company’s Chief Executive Officer and member of the Board. In connection with Mr. King’s departure, the Company and Mr. King entered into a separation and release agreement effective as of November 15, 2021, or the Separation Agreement. Pursuant to the Separation Agreement, Mr. King was entitled to receive an amount equal to 12 months of his base salary ($500,000 per year), which was paid in a single lump sum payment in January 2022, and continued coverage under COBRA for 12 months. In addition, the Separation Agreement provided that all vested options held by Mr. King as of the separation date be exercisable through June 30, 2023. The Company recorded stock compensation charges of $90 thousand in connection with extending the option exercise period.

16. Subsequent Events

Grant of Stock Options and RSUs

In January 2022, the Company granted options to purchase an aggregate of 1,146,500 shares of common stock to employees. In addition, the Company granted RSUs to employees underlying 92,200 shares of common stock.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective a registration statement on Form S-3 (No.333-261960), or the Shelf Registration, covering the sale of up to $200.0 million of our securities. Also, in February 2022, the Company entered into an Open Market Sales AgreementSM with Jefferies LLC (Jefferies) pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies” and because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Resignation of Executive Officer

On March 11, 2022, or the Separation Date, Rosh Dias, M.D., MRCP, resigned from his position as our Chief Medical Officer, effective immediately. In connection with Dr. Dias’s departure, we and Dr. Dias have entered into a separation and release agreement, or the Separation Agreement, effective as of March 11, 2022. Pursuant to the Separation Agreement, in exchange for granting and not revoking a customary release of claims, Dr. Dias will be entitled to receive an amount equal to nine months of salary continuation at his base salary rate of $442,900 per year, or $332,175, payable in a single lump sum payment on April 29, 2022, and continued coverage under COBRA equal to nine months (consistent with what Dr. Dias was entitled to for a “Regular Termination” pursuant to the Spruce Biosciences, Inc. Severance and Change in Control Plan, dated September 9, 2020, or the Severance Plan, and the signed Participation Agreement between our company and Dr. Dias in connection therewith). The Separation Agreement contains a reaffirmation of Dr. Dias’s confidentiality obligations to our Company. The foregoing description of the Separation Agreement is not complete and is qualified in its entirety by reference to the text of the Separation Agreement, which is filed as Exhibit 10.23 to this Annual Report on Form 10-K.

Appointment of Chief Medical Officer

On March 14, 2022, our board of directors appointed Ralph William Charlton III, M.D., M.A.S., as our Chief Medical Officer, effective March 28, 2022, or the Start Date. Dr. Charlton will succeed Rosh Dias, M.D., MRCP, who resigned from his position as Chief Medical Officer on March 11, 2022.

Dr. Charlton, age 52, previously served as Vice President, Clinical Development for 89bio, Inc., a biotechnology company, from November 2020 to February 2022. Prior to joining 89bio, Dr. Charlton served as Senior Medical Director, Clinical Development for Ascendis Pharma, a biopharmaceutical company, from May 2019 to November 2020. From July 2018 to May 2019, Dr. Charlton served as Executive Medical Director for Allergan, Inc., a pharmaceutical company. From May 2017 to May 2019, Dr. Charlton served as a consultant to Soleno Therapeutics, Inc., a biotechnology company. Dr. Charlton received an M.D. from the University of Southern California Keck School of Medicine and a Master of Advanced Studies in Clinical Research from the University of California, San Francisco School of Medicine.

In connection with Dr. Charlton’s appointment, we entered into an offer letter with Dr. Charlton dated March 14, 2022, or the Offer Letter. Under the terms of the Offer Letter, Dr. Charlton will receive an annual base salary of $400,000 per year. He is eligible to receive an annual performance bonus of up to 40% of his base salary based on the attainment of corporate performance metrics and individual performance objectives, in each case established and evaluated by our board of directors or the compensation committee of our board of directors, or the Compensation Committee, in its sole good faith discretion. Upon recommendation of the Compensation Committee and pursuant to the Offer Letter, our board of directors granted Dr. Charlton an option to purchase 250,000 shares of our common stock, or the Option Award, contingent and effective upon his start date. The Option Award will vest over a period of four years, with 25% of the shares subject to the Option Award vesting on the first anniversary of the Start Date, and the remaining shares subject to the Option Award vesting in 36 equal monthly installments thereafter, in each case subject to Dr. Charlton’s continuous service through the applicable vesting dates. The Option Award will have a per share exercise price equal to the closing sales price on the Nasdaq Global Select Market on April 1, 2022.

Dr. Charlton will be eligible to participate in our Severance Plan, a copy of which is filed as Exhibit 10.10 to this Annual Report on Form 10-K. Dr. Charlton will enter into our standard form of Indemnity Agreement for directors and executive officers. There is no arrangement or understanding between Dr. Charlton and any other person pursuant to which he was selected as an executive officer of our company, and there are no family relationships between Dr. Charlton and any of our directors or executive officers. There are no transactions to which we are a party and in which Dr. Charlton has a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K. The foregoing description of the Offer Letter is not complete and is qualified in its entirety by reference to the text of the Offer Letter, which is filed as Exhibit 10.24 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth in our definitive proxy statement to be filed with respect to the 2022 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference.

Code of Conduct

We maintain a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.sprucebiosciences.com. The information on our website is not incorporated by reference into this Annual Report or our Proxy Statement. We intend to disclose on our website any future amendments of our Code of Conduct or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Conduct.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth in our Proxy Statement, all of which is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

4.4

Description of Common Stock of the registrant (filed as Exhibit 4.4 to the registrant's Annual Report on Form 10-K (File No. 001-39594), filed with the SEC on March 22, 2021, and incorporated by reference herein).

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

10.6+

Spruce Biosciences, Inc. 2020 Employee Stock Purchase Plan Offering Document (filed as Exhibit 10.6 to the registrant's Annual Report on Form 10-K (File No. 001-39594), filed with the SEC on March 22, 2021, and incorporated by reference herein).

10.7+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of the Spruce Biosciences, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-39594), filed with the Commission on January 5, 2022).

10.8+

Spruce Biosciences, Inc. 2020 Non-Employee Director Compensation Policy (filed as Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-248924), filed with the SEC on October 5, 2020, and incorporated by reference herein).

10.9+

Form of Indemnification Agreement by and between the registrant and its directors and executive officers (filed as Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-248924), filed with the SEC on September 18, 2020, and incorporated by reference herein).

10.10+

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

10.13+¥

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

10.16+

Letter Agreement, by and between the registrant and Daniel Spiegelman, dated August 31, 2020 (filed as Exhibit 10.20 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-248924), filed with the SEC on September 18, 2020, and incorporated by reference herein).

10.17+

Offer Letter, by and between the registrant and Javier Szwarcberg, M.D., MPH, dated December 29, 2021 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K (File No. 001-39594), filed with the Commission on January 5, 2022).

10.18

Office Lease Agreement, by and between the registrant and DC Station Owner, LLC, dated February 13, 2020 (filed as Exhibit 10.21 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-248924), filed with the SEC on September 18, 2020, and incorporated by reference herein).

10.19#

License Agreement, by and between the registrant and Eli Lilly and Company, dated May 2, 2016 (filed as Exhibit 10.22 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-248924), filed with the SEC on September 18, 2020, and incorporated by reference herein).

10.20

Loan and Security Agreement, by and between the registrant and Silicon Valley Bank, dated September 23, 2019 (filed as Exhibit 10.23 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-248924), filed with the SEC on September 18, 2020, and incorporated by reference herein).

10.21

First Amendment to Loan and Security Agreement, by and between the registrant and Silicon Valley Bank dated March 19, 2021 (filed as Exhibit 10.19 to the registrant's Annual Report on Form 10-K (File No. 001-39594), filed with the SEC on March 22, 2021, and incorporated by reference herein).

10.22*	Open Market Sale AgreementSM, by and between the registrant and Jefferies LLC, dated February 25, 2022.
10.23+*	Separation and Release Agreement, dated March 11, 2022, by and between the registrant and Rosh Dias, M.D., M.R.C.P.
10.24+*	Offer Letter, by and between the registrant and Ralph William Charlton III, M.D., M.A.S., dated March 14, 2022.
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.

24.1	Power of Attorney (see signature pages).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SPRUCE BIOSCIENCES, INC.

March 14, 2022	By:	/s/ Javier Szwarcberg, M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Javier Szwarcberg, M.D., MPH and Samir Gharib and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Javier Szwarcberg, M.D., MPH	Chief Executive Officer and Director	March 14, 2022
Javier Szwarcberg, M.D., MPH	(Principal Executive Officer)

/s/ Samir Gharib	President and Chief Financial Officer	March 14, 2022
Samir Gharib	(Principal Financial and Accounting Officer)

/s/ Michael Grey	Executive Chairman	March 14, 2022
Michael Grey

/s/ Tiba Aynechi, Ph.D.	Director	March 14, 2022
Tiba Aynechi, Ph.D.

/s/ Dina Chaya, Ph.D., C.F.A.	Director	March 14, 2022
Dina Chaya, Ph.D., C.F.A.

/s/ Bali Muralidhar, M.D, Ph.D.	Director	March 14, 2022
Bali Muralidhar, M.D, Ph.D.

/s/ Niall O’Donnell, Ph.D.	Director	March 14, 2022
Niall O’Donnell, Ph.D.

/s/ Camilla V. Simpson, M.Sc.	Director	March 14, 2022
Camilla V. Simpson, M.Sc.

/s/ Daniel Spiegelman	Director	March 14, 2022
Daniel Spiegelman

/s/ Kirk Ways, M.D, Ph.D.	Director	March 14, 2022
Kirk Ways, M.D, Ph.D