Form 10-Q
period 2022-03-31
SPRUCE BIOSCIENCES, INC.
filed 2022-05-11
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant had 23,492,873 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$23,343	$42,748
Short-term investments	68,005	46,221
Prepaid expenses	3,423	2,530
Other current assets	325	396
Total current assets	95,096	91,895
Restricted cash	216	216
Right-of-use assets, net	1,397	1,479
Long-term investments	17,601	32,459
Other assets	678	437
Total assets	$114,988	$126,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,109	$2,823
Term loan, current portion	405	—
Accrued expenses and other current liabilities	6,457	4,613
Accrued compensation and benefits	998	1,435
Total current liabilities	8,969	8,871
Term loan, net of current portion	4,485	4,878
Lease liability, net of current portion	1,196	1,293
Other liabilities	95	73
Total liabilities	14,745	15,115
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,492,873 and 23,491,881 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	215,828	214,685
Accumulated other comprehensive loss	(693)	(184)
Accumulated deficit	(114,895)	(103,133)
Total stockholders’ equity	100,243	111,371
Total liabilities and stockholders’ equity	$114,988	$126,486

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$8,508	$6,714
General and administrative	3,225	3,103
Total operating expenses	11,733	9,817
Loss from operations	(11,733)	(9,817)
Interest expense	(87)	(89)
Other income, net	58	19
Net loss	$(11,762)	$(9,887)
Unrealized loss on available for sale securities	(509)	—
Comprehensive loss	$(12,271)	$(9,887)
Net loss per share, basic and diluted	$(0.50)	$(0.42)
Weighted-average shares of common stock outstanding, basic and diluted	23,492,295	23,283,658

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	23,491,881	$3	$214,685	$(184)	$(103,133)	$111,371
Exercise of stock options	992	—	2	—	—	2
Stock-based compensation	—	—	1,141	—	—	1,141
Unrealized loss on available for sale securities	—	—	—	(509)	—	(509)
Net loss	—	—	—		(11,762)	(11,762)
Balance as of March 31, 2022	23,492,873	$3	$215,828	$(693)	$(114,895)	$100,243

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2021	23,260,399	$2	$210,266	$—	$(60,841)	$149,427
Exercise of stock options	41,473	—	63	—	—	63
Stock-based compensation	—	—	1,120	—	—	1,120
Net loss	—	—	—	—	(9,887)	(9,887)
Balance as of March 31, 2021	23,301,872	$2	$211,449	$—	$(70,728)	$140,723

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(11,762)	$(9,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,141	1,120
Depreciation and amortization	21	13
Amortization of discount on available for sale securities	56	—
Non-cash lease expense	82	77
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(822)	291
Accounts payable and accrued expenses	(67)	(82)
Accrued compensation and benefits	(437)	(358)
Other assets	27	16
Other liabilities	(65)	23
Net cash used in operating activities	(11,826)	(8,787)
Cash flows from investing activities
Purchases of property and equipment	-	(19)
Purchase of investments	(10,991)	—
Proceeds from maturities of investments	3,500
Net cash used in investing activities	(7,491)	(19)
Cash flows from financing activities
Payment of deferred offering costs	(90)	—
Proceeds from exercise of stock options	2	63
Proceeds from issuance of long-term debt, net of issuance costs of $10	—	4,990
Repayment of term loan	—	(4,770)
Net cash (used in) provided by financing activities	(88)	283
Net decrease in cash, cash equivalents and restricted cash	(19,405)	(8,523)
Cash, cash equivalents, and restricted cash at beginning of period	42,964	157,366
Cash, cash equivalents, and restricted cash at end of period	$23,559	$148,843
Supplemental cash flow data:
Cash paid for interest	$53	$54
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$188	$—

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash, cash equivalents and investments of $108.9 million, which is sufficient to fund its planned operations for a period of at least twelve months following the issuance of the accompanying condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2022, the Company incurred a net loss of $11.8 million and used $11.8 million of cash in operations. As of March 31, 2022, the Company had an accumulated deficit of $114.9 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities and debt.

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

2. Summary of Significant Accounting Policies

Interim Condensed Financial Statements

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of March 31, 2022, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed statement of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

These interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022 (Annual Report).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, accrued research and development expenses, stock-based compensation and uncertain tax positions. The Company bases its estimates on its historical experience and on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

The Company is subject to a number of risks similar to other late-stage biopharmaceutical companies including, but not limited to, dependency on the clinical success of the Company’s product candidate, tildacerfont, ability to obtain regulatory approval of tildacerfont, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, significant competition, untested manufacturing capabilities, and dependence on key individuals and sole source suppliers.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in our Annual Report.

Restricted Cash

The Company has cash in a collateral account related to a letter of credit issued on behalf of the Company for the security deposit on the non-cancelable operating lease for an office facility. The collateralized cash in connection with the letter of credit was classified as restricted cash on the balance sheet as of March 31, 2022 and December 31, 2021 based on the terms of the lease agreement, which expires in 2025, unless extended.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$23,343	$148,627
Restricted cash	216	216
Total cash, cash equivalents and restricted cash	$23,559	$148,843

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for non-EGC’s electing to use the extended transition period for complying with new or revised accounting standards for fiscal years beginning after December 15, 2019, and for EGC’s for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2023. The Company is currently assessing the impact of adopting this standard, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its financial statements.

3. Cash Equivalents and Investments

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and are stated at fair value.

Investments comprise U.S. treasury securities, commercial paper, and corporate bonds, which are classified as available for sale debt securities.

The following table is a summary of amortized cost, unrealized gains and losses, and fair value (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$20,742	$—	$—	$20,742
Total cash equivalents	20,742	—	—	20,742
Commercial paper	30,489	—	—	30,488
Corporate bonds	14,708	—	(179)	14,529
U.S. treasury securities	23,130	—	(142)	22,988
Total short-term investments	68,327	—	(321)	68,005
U.S. treasury securities	17,973	—	(372)	17,601
Total long-term investments	17,973	—	(372)	17,601
Total cash equivalents and available for sale securities	$107,042	$—	$(693)	$106,348

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$38,067	$—	$—	$38,067
Total cash equivalents	38,067	—	—	38,067
Commercial paper	33,973	—	—	33,973
Corporate bonds	6,285	—	(23)	6,262
U.S. treasury securities	5,999	—	(13)	5,986
Total short-term investments	46,257	—	(36)	46,221
Corporate bonds	8,470	—	(34)	8,436
U.S. treasury securities	24,137	—	(114)	24,023
Total long-term investments	32,607	—	(148)	32,459
Total cash equivalents and available for sale securities	$116,931	$—	$(184)	$116,747

As of March 31, 2022, the weighted-average remaining contractual maturities of available for sale securities was approximately eight months.

There have been no realized gains or losses on available for sale securities for the periods presented. No available for sale securities held as of March 31, 2022 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the condensed balance sheets. As of March 31, 2022, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s cash equivalents and short-term investments are due within one year.

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

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$20,742	$20,742	$—	$—
Total cash equivalents	20,742	20,742	—	—
Commercial paper	30,488	—	30,488	—
Corporate bonds	14,529	14,529	—	—
U.S. treasury securities	22,988	22,988	—	—
Total short-term investments	68,005	37,517	30,488	—
U.S. treasury securities	17,601	17,601	—	—
Total long-term investments	17,601	17,601	—	—
Total cash equivalents, short-term investments and long-term investments	$106,348	$75,860	$30,488	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$38,067	$38,067	$—	$—
Total cash equivalents	38,067	38,067	—	—
Commercial paper	33,973	—	33,973	—
Corporate bonds	6,262	6,262		—
U.S. treasury securities	5,986	5,986	—	—
Total short-term investments	46,221	12,248	33,973	—
Corporate bonds	8,436	8,436	—	—
U.S. treasury securities	24,023	24,023	—	—
Total long-term investments	32,459	32,459	—	—
Total cash equivalents, short-term investments and long-term investments	$116,747	$82,774	$33,973	$-

The Company did not have any liabilities recorded at fair value on a recurring or non-recurring basis as of March 31, 2022.

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

The estimated fair value of the term loan was $5.0 million as of March 31, 2022 and was based on estimated interest rates currently available to the Company for debt with similar terms, a Level 2 input.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer and office equipment	$15	$15
Computer software	27	27
Manufacturing machinery and equipment	58	58
Leasehold improvements	7	7
Furniture and fixtures	64	64
Less: accumulated depreciation	(40)	(31)
Property and equipment, net	$131	$140

Property and equipment, net is included in other assets on the condensed balance sheets. Depreciation expense was $9 thousand and $4 thousand for the three months ended March 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expenses	$5,417	$3,837
Accrued general and administrative expenses	670	416
Lease liability, current portion	370	360
Total accrued expenses and other current liabilities	$6,457	$4,613

Accrued research and development expenses were primarily related to clinical trials, non-clinical studies, and manufacturing of clinical drug supply.

6. Leases

The Company leases space under non-cancelable operating lease, which requires the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance. The Company does not have finance leases.

In February 2020, the Company entered into a non-cancelable operating lease for office space with a commencement date of September 2020. The monthly payments escalate over the 63-month term with total gross commitments of $2.3 million. The lease includes an option to renew the lease term for an additional period of 60 months. The renewal option is not included in the lease term as the Company is not reasonably certain to exercise the option. Lease incentives, which relate to rent abatement, were considered in the calculation of the lease liability and right-of-use asset. Lease expense for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining minimum lease payments over the lease term, with certain adjustments. As the leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability. As of March 31, 2022, the weighted-average remaining lease term for operating leases was 3.7 years and the weighted-average discount rate was 7.0%. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $37 thousand for the three months ended March 31, 2022 and 2021, respectively.

The Company recognizes monthly operating lease expense on a straight-line basis over the term of the lease. Variable lease expense relates primarily to office lease common area maintenance, insurance, and property taxes, is expensed as incurred, and is excluded from the calculation of the lease liability and right-of-use-asset.

7. Term Loan

In September 2019, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB) providing for a term loan (the Term Loan). In April 2020, the Company and SVB entered into an agreement (the Deferral Agreement) whereby the parties agreed to extend the interest-only period (the Interest-Only-Period), repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. All other terms under the Loan Agreement remained unchanged at that time. The Deferral Agreement was determined to be a debt modification, resulting in a prospective yield adjustment based on the revised terms.

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

In March 2021, the Company entered into a First Amendment to Loan and Security Agreement (the First Amendment), pursuant to which the Company and SVB amended the Loan Agreement. The First Amendment increased the aggregate principal amount of the Term Loan commitment by SVB to up to $30.0 million. Up to $20.0 million was available under the first tranche of the Term Loan (First Tranche), $5.0 million of which was advanced immediately to repay the outstanding obligations under the Term Loan prior to the First Amendment with the remainder of the First Tranche commitment available through December 31, 2021, and up to $10.0 million is available under the second tranche (Second Tranche), subject to the completion of certain clinical or financial milestones, which Second Tranche commitment is available through December 31, 2022. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026. The First Amendment was determined to be a debt modification.

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

The Company incurred $10.0 thousand of debt issuance costs in connection with the First Amendment and had unamortized issuance costs and unamortized debt discount under the Loan Agreement of $2.0 thousand and $16.0 thousand, respectively. The Company recorded these costs, including the unaccreted portion of the final payment obligation under the Loan Agreement as a discount from the carrying value of the Term Loan, which are being amortized using the effective interest method over the life of the First Amendment. The unamortized debt issuance costs and debt discount balance was $0.1 million as of March 31, 2022.

The Term Loan and unamortized discount and debt issuance costs balances as of March 31, 2022 are shown below (in thousands):

March 31, 2022
Total Term Loan debt	$5,000
Less: unamortized discount and debt issuance costs	(110)
Total Term Loan, net	4,890
Less: Term Loan, current portion	(405)
Term loan, net of current portion	$4,485

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

The Loan Agreement, as amended, also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement, as amended, and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, as amended, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, as amended. As of March 31, 2022, management believes that the Company was in compliance with all financial covenants under the Loan Agreement, as amended, and there had been no material adverse change.

The Company made interest payments on the Term Loan of $53 thousand and $54 thousand during the three months ended March 31, 2022 and 2021, respectively.

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

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not subject to any material legal proceedings during the three months ended March 31, 2022.

9. Capital Structure

Common Stock

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of March 31, 2022, no dividends were declared.

Shares reserved for future issuance

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	March 31, 2022	December 31, 2021
Stock options, issued and outstanding	3,116,334	2,215,942
Restricted and performance stock units, issued and outstanding	528,200	460,000
Shares available for future issuance under 2020 Equity Incentive Plan	3,703,093	2,636,506
Employee stock purchase plan, available for future issuance	668,118	433,200
Total shares reserved	8,015,745	5,745,648

In February 2022, the SEC declared effective a registration statement on Form S-3 (Shelf Registration) covering the sale of up to $200.0 million of the Company's securities. Also, in February 2022, the Company entered into an Open Market Sales AgreementSM (Sales Agreement), with Jefferies LLC (Jefferies), pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2022, the Company has issued no shares of common stock pursuant to the Sales Agreement.

10. Equity Incentive Plans and Stock-Based Compensation Expense

Equity Incentive Plans

The Company adopted the 2020 Equity Incentive Plan (the 2020 Plan) in October 2020. The 2020 Plan is a successor to and continuation of the Amended and Restated 2016 Equity Incentive Plan (the 2016 Plan) and provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants. A total of 2,647,684 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan, inclusive of the shares that remained available for issuance under the 2016 Plan at the time the 2020 Plan became effective. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s Board of Directors. No further grants will be made under the 2016 Plan; however, shares subject to awards granted under the 2016 Plan will continue to be governed by the 2016 Plan.

Under the 2020 Plan and the 2016 Plan, individuals can be granted the ability to early exercise their options. There were no shares, related to the early exercise of options, subject to repurchase by the Company as of March 31, 2022. As of March 31, 2022, a total of 4,985,297 shares were authorized for issuance under the 2020 Plan and 3,703,093 shares remained available for issuance, and a total of 1,362,330 shares were authorized for issuance under the 2016 Plan and no shares remained available for issuance.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	2,215,942	$4.72	6.9	$3,959
Granted	1,146,500	4.46	—	—
Exercised	(992)	1.39	—	—
Forfeited	(245,116)	7.55	—	—
Balance as of March 31, 2022	3,116,334	$4.40	7.6	$518
Vested and expected to vest as of March 31, 2022	2,976,334	$4.40	7.6	$518
Vested and exercisable as of March 31, 2022	1,054,905	$3.58	4.0	$442

Stock options vested and expected to vest differs from total stock options outstanding as it excludes performance-based stock options for which the performance criteria have not been achieved and achievement is not expected as of March 31, 2022.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised were $1 thousand for the three months ended March 31, 2022.

For the three months ended March 31, 2022, the weighted-average fair value of options granted was $3.59 per share.

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information is as follows:

	RSUs
	Shares	Weight-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2021	460,000	$2.48
Granted	92,200	2.58
Vested	—	—
Forfeited	(24,000)	2.50
Unvested balance as of March 31, 2022	528,200	$2.50

During the three months ended March 31, 2022, the Company granted 92,200 RSUs, including 68,775 RSUs subject to time-based vesting in installments through June 30, 2023, and 23,425 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones.

Employee Stock Purchase Plan

The Board of Directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the ESPP) in October 2020. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the offering date or the applicable purchase date. A total of 220,640 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year, (ii) 441,280 shares of common stock or (iii) such lesser amount as determined by the Board of Directors.

During the three months ended March 31, 2022, no shares were issued under the ESPP. As of March 31, 2022, 668,118 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$300	$264
General and administrative	841	856
Total stock-based compensation expense	$1,141	$1,120

As of March 31, 2022, there was approximately $7.1 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average vesting term of 3.0 years.

As of March 31, 2022, there was approximately $0.8 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over an estimated weighted-average vesting term of 1.1 years.

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

A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations. No provision for income taxes has been recorded due to losses incurred to date. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for deferred tax assets.

12. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(11,762)	$(9,887)
Denominator:
Weighted-average shares of common stock outstanding	23,492,295	23,283,658
Net loss per share, basic and diluted	$(0.50)	$(0.42)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	March 31,
	2022	2021
Shares subject to outstanding common stock options	3,116,334	2,588,298
Shares subject to outstanding RSUs	528,200	—
Estimated shares issuable under the ESPP	67,253	24,118
Total	3,711,787	2,612,416

13. Subsequent Events

Second Amendment to Loan and Security Agreement

In May 2022, the Company and SVB entered into the Second Amendment, which amended the milestones upon which the Second Tranche commitment of $10.0 million would become available. The Second Amendment also reduced the interest rate on the outstanding First Tranche Term Loan of $5.0 million and any advances that occur under the Second Tranche to a floating per annum rate equal to the greater of (A) one-half of one percent (0.50%) above the Prime Rate (as defined in the Loan Agreement) or (B) three and three-quarters of one percent (3.75%), and, in the event that the Supplemental Term Loans (as defined in the Loan Agreement) under the Second Tranche become available and the Company obtains an advance thereunder, the interest only period for all Term Loans (as defined in the Loan Agreement) will be extended from December 31, 2022, to June 30, 2023.

Further, in the event that the Supplemental Term Loans under the Second Tranche become available and the Company obtains an advance thereunder, the Company will be required to comply with a new liquidity covenant of at least $50.0 million at all times, and if the Company does not comply with the foregoing liquidity covenant, a springing cash pledge will occur, pursuant to which the Company must maintain a cash secured blocked account with SVB with a cash balance in an amount equal to the outstanding SVB obligations at such time (excluding Bank Services (as defined in the Loan Agreement)), provided that the foregoing cash collateral requirement will terminate upon a certain additional equity raise, which must occur on or before September 30, 2024. The Loan Agreement, as amended by the Deferral Agreement, the First Amendment, and the Second Amendment, provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022 to the extent that the Company does not borrow any part of the Second Tranche or June 30, 2023 if the Company has borrowed some or all of the Second Tranche. Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments (or 31 if the Company borrows under the Second Tranche) after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest.

The Second Amendment amended the Second Tranche final payment due on the maturity date, which payments shall include all outstanding principal and all accrued unpaid interest and an end of term payment, or the Supplemental Final Payment, totaling (x) 6% of the original funded principal amount of the First Tranche, and (y) 4.0% of the total original funded principal amount under the Second Tranche if the Company does borrow under the Second Tranche. The Second Amendment also amended the prepayment amounts, so that the Company may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the first and second tranches, and any bank expenses become due and payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 14, 2022, or the Annual Report. Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Spruce,” the “company,” “we,” “our,” “us” or similar terms refer to Spruce Biosciences, Inc.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2022, we incurred a net loss of $11.8 million and used $11.8 million of cash in operations. As of March 31, 2022, we had an accumulated deficit of $114.9 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering, or IPO, and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts, commissions and offering expenses. Since inception through March 31, 2022, we have raised aggregate gross proceeds of $224.5 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock and $5.0 million from the issuance of debt. As of March 31, 2022, we had cash, cash equivalents and investments of $108.9 million. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of March 31, 2022 will be sufficient to fund our operations for at least the next 12 months. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

In February 2022, the U.S. Securities and Exchange Commission, or the SEC, declared effective a registration statement on Form S-3, or the Shelf Registration, covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2022 we have issued no shares of common stock pursuant to the Sales Agreement.

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

These expenses include:

▪
external expenses, consisting of:
o
clinical development—expenses associated with clinical research organizations, or CROs, engaged to manage and conduct clinical trials and other outside services;
o
preclinical studies—expenses associated with preclinical studies performed by vendors;
o
manufacturing—expenses associated with contract manufacturing; labeling, packaging, and distribution of clinical trial supplies, and consulting;
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

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the Term Loan, provided pursuant to the Loan and Security Agreement, as amended.

Other Income, Net

Other income, net primarily consists of interest income earned on our cash, cash equivalents and investments.

Results of Operations

Comparisons of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$8,508	$6,714	$1,794
General and administrative	3,225	3,103	122
Total operating expenses	11,733	9,817	1,916
Loss from operations	(11,733)	(9,817)	(1,916)
Interest expense	(87)	(89)	2
Other income, net	58	19	39
Net loss	$(11,762)	$(9,887)	$(1,875)

Research and Development Expenses

Research and development expenses were $8.5 million for the three months ended March 31, 2022, compared to $6.7 million for the three months ended March 31, 2021. The overall increase in research and development expenses was primarily related to progressing clinical development of tildacerfont in adult classic CAH and initiation of clinical programs in pediatric classic CAH and PCOS. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Three Months Ended March 31,
	2022	2021	Change
External expenses:
Clinical development	$5,325	$3,644	$1,681
Manufacturing	712	545	167
Preclinical studies	613	581	32
Other research and development	250	267	(17)
Internal expenses:
Personnel	1,531	1,601	(70)
Allocated overhead	77	76	1
Total research and development expenses	$8,508	$6,714	$1,794

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended March 31, 2022, compared to $3.1 million for the three months ended March 31, 2021. The overall increase in general and administrative expenses was primarily related to an increase of $0.2 million in personnel-related expenses, offset by lower professional services fees of $0.1 million.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021. Interest expense incurred relates to the Term Loan with Silicon Valley Bank.

Other Income, Net

Other income, net was $0.1 million for the three months ended March 31, 2022, compared to $19 thousand for the three months ended March 31, 2021. The increase was primarily due to higher yield earned on investment balances in 2022.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $114.9 million. As of March 31, 2022, we had cash, cash equivalents and investments of $108.9 million. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of March 31, 2022 will be sufficient to fund our operations for at least the next 12 months.

Loan Agreement

In September 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, providing for a term loan, or the Term Loan, with Silicon Valley Bank. In April 2020, we and Silicon Valley Bank entered into a deferral agreement, or the Deferral Agreement, whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into a First Amendment to Loan and Security Agreement, or the First Amendment, with Silicon Valley Bank. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. Up to $20.0 million was available under the first tranche of the Term Loan, or the First Tranche, $5.0 million of which was advanced immediately to repay the outstanding obligations under the Term Loan prior to the First Amendment. The remainder of the First Tranche commitments, or $15.0 million, expired on December 31, 2021. Up to $10.0 million is available under the second tranche, or the Second Tranche, subject to the completion of certain clinical or financial milestones which Second Tranche commitment is available through December 31, 2022. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026. As of March 31, 2022, $5.0 million was outstanding under the Term Loan.

In May 2022, we entered into a Second Amendment to Loan and Security Agreement, or the Second Amendment, with Silicon Valley Bank, which amended the milestones upon which the Second Tranche commitment of $10.0 million would become available.

The Second Amendment also reduced the interest rate on the outstanding First Tranche Term Loan of $5.0 million and any advances that occur under the Second Tranche to a floating per annum rate equal to the greater of (A) one-half of one percent (0.50%) above the Prime Rate (as defined in the Loan Agreement) or (B) three and three-quarters of one percent (3.75%), and, in the event that the Supplemental Term Loans (as defined in the Loan Agreement) under the Second Tranche become available and we obtain an advance thereunder, the interest only period for all Term Loans (as defined in the Loan Agreement) will be extended from December 31, 2022, to June 30, 2023.

Further, in the event that the Supplemental Term Loans under the Second Tranche become available and we obtain an advance thereunder, we will be required to comply with a new liquidity covenant of at least $50.0 million at all times, and if we do not comply with the foregoing liquidity covenant, a springing cash pledge will occur, pursuant to which we must maintain a cash secured blocked account with Silicon Valley Bank with a cash balance in an amount equal to the outstanding Silicon Valley Bank obligations at such time (excluding Bank Services (as defined in the Loan Agreement)), provided that the foregoing cash collateral requirement will terminate upon a certain additional equity raise, which must occur on or before September 30, 2024.

The Loan Agreement, as amended by the Deferral Agreement, the First Amendment, and the Second Amendment, provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022 to the extent that the Company does not borrow any part of the Second Tranche or June 30, 2023 if the Company has borrowed some or all of the Second Tranche.

Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments (or 31 if the Company borrows under the Second Tranche) after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest.

The Second Amendment amended the Second Tranche Final Payment due on the maturity date, which payments shall include all outstanding principal and all accrued unpaid interest and an end of term payment, or the Supplemental Final Payment, totaling (x) 6.0% of the original funded principal amount of the First Tranche, and (y) 4.0% of the total original funded principal amount under the Second Tranche if the Company does borrow under the Second Tranche.

The Second Amendment also amended the prepayment amounts, so that we may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the first and second tranches, and any bank expenses become due and payable.

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

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal, or the Offering. We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Select Market, or Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of March 31, 2022, we have issued no shares of common stock pursuant to the Sales Agreement.

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
▪
the costs associated with manufacturing tildacerfont and establishing clinical and commercial supplies and sales, marketing, and distribution capabilities;
▪
the costs associated with securing and establishing clinical and commercialization;
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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(11,826)	$(8,787)
Net cash used in investing activities	(7,491)	(19)
Net cash (used in) provided by financing activities	(88)	283
Net decrease in cash, cash equivalents, and restricted cash	$(19,405)	$(8,523)

Cash Used in Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $11.8 million, which consisted of a net loss of $11.8 million, and a net change of $1.3 million in our net operating assets and liabilities, partially offset by $1.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $0.8 million, offset by a decrease in accrued compensation of $0.4 million. The non-cash charges of $1.3 million consisted of stock-based compensation expense, non-cash lease expense and depreciation expense.

For the three months ended March 31, 2021, net cash used in operating activities was $8.8 million, which consisted of a net loss of $9.9 million, partially offset by and a net change of $0.1 million in our net operating assets and liabilities and by $1.2 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to a decrease in prepaid expenses and other current assets of $0.3 million, offset by a decrease in accounts payable and accrued expenses of $0.1 million, and a decrease in accrued compensation and noncurrent assets and liabilities of $0.3 million. The non-cash charges of $1.2 million consisted of stock-based compensation expense, non-cash lease expense and depreciation expense.

Cash Used in Investing Activities

For the three months ended March 31, 2022, cash used in investing activities was $7.5 million, consisting of available for sale securities purchases of $11.0 million, offset by proceeds from maturities of investments of $3.5 million. For the three months ended March 31, 2021, cash used in investing activities was $19.0 thousand and related to the purchase of property and equipment.

Cash Provided by Financing Activities

For the three months ended March 31, 2022, cash used in financing activities was $0.2 million, consisting primarily of payments of deferred offering costs. For the three months ended March 31, 2021, cash provided by financing activities was $0.3 million, consisting primarily of net proceeds from the issuance of long-term debt and proceeds from exercise of stock options.

Material Cash Requirements

We are party to the Loan Agreement, as amended, with Silicon Valley Bank, and have material cash requirements thereunder. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement”.

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

We have also entered into the License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of March 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the section titled “License Agreement with Lilly and Company” above.

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

Our critical accounting policies are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of March 31, 2022 consist of $108.9 million in bank deposits, money market funds, US. treasury securities, commercial papers and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at financial institutions in excess of federally insured limits.

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

There was no material foreign currency risk for the three months ended March 31, 2022.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our President and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the three months ended March 31, 2022, we reported a net loss of $11.8 million. As of March 31, 2022, we had an accumulated deficit of $114.9 million.

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

As of March 31, 2022, we had cash, cash equivalents and investments of $108.9 million. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of March 31, 2022 will be sufficient to fund our operations for at least the next 12 months.

However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, primarily as a result of the COVID-19 pandemic, enrollment in our Phase 2b clinical trials evaluating tildacerfont for the treatment of adult classic CAH has been delayed, extending the overall duration of the trials. We plan to expand the number of trial sites worldwide to provide more recruitment capabilities in an effort to accelerate enrollment. Additionally, we have amended our clinical trial protocols to enable remote visits to mitigate any potential impacts. As a result of the extended duration of the trials, increased number of trial sites, and this home health component, the overall costs of our Phase 2b clinical trials have increased and may continue to increase in the future.

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

At the federal level, the previous Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that attempted to implement several of the Trump administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinds the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2022, we had 16 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into the Loan Agreement, providing for the Term Loan, with Silicon Valley Bank. In April 2020, we entered into the Deferral Agreement, whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment, which increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. As of March 31, 2022, we had $5.0 million outstanding under the Loan Agreement and $10.0 million of principal commitment available for withdrawal in 2022, subject to the satisfaction of certain clinical development and financial conditions. In May 2022, we entered into the Second Amendment, which amended the milestones upon which the Second Tranche commitment of $10.0 million would become available.

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

For a more detailed description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement” and Note 7 to our financial statements, each included elsewhere in this Quarterly Report on Form 10-Q.

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

However, the aforementioned draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that no combination of such measures could be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data ‘in the clear’ to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is ‘necessary and proportionate in a democratic society’ – which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in that draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the US Foreign Intelligence Surveillance Act applies). At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield, the Standard Contractual Clauses and/or the U.K.-specific international data transfer tools noted below. As such, if we are unable to implement a valid solution for personal data transfers from Europe, including, for example, obtaining individuals’ explicit consent to transfer their personal data from Europe to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe, including the EEA, United Kingdom or Switzerland, may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; and/or require us to increase our data processing capabilities in Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

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

In particular, while the U.K. data protection regime currently permits data transfers from the U.K. to the EEA and other third countries covered by a European Commission adequacy decision, this is subject to change in the future, and any such changes could have implications for our transfers of personal data from the U.K. Furthermore, the U.K. government has now issued certain U.K.-specific international data transfer tools, namely, a UK International Data Transfer Agreement and a UK International Data Transfer Addendum to the European Union's Standard Contractual Clauses. Where relevant, we will need to implement one of these U.K.-specific tools alongside EU versions of Standard Contractual Clauses, which may require significant resources and result in significant cost to implement and manage.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2021 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership change, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of March 31, 2022, we recorded a full valuation allowance on our net deferred tax assets.

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

We may not be able to protect our intellectual property rights throughout the world.*

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In Europe, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on October 9, 2020 to May 10, 2022 has ranged from a low of $1.43 to a high of $32.42. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2025, or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, which would allow us to take advantage of many of the same exemptions available to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act or 2002, or the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Quarterly Report on Form 10-Q, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2022, there were 23,492,873 shares of our common stock outstanding.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, as amended, declared effective in February 2022, covering the sale of up to $200.0 million of our securities, or the Shelf Registration. For example, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of March 31, 2022, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Second Amendment to Loan and Security Agreement

In May 2022, the Company and Silicon Valley Bank entered into the Second Amendment, which amended the milestones upon which the Second Tranche commitment of $10.0 million would become available. The Second Amendment also reduced the interest rate on the outstanding First Tranche Term Loan of $5.0 million and any advances that occur under the Second Tranche to a floating per annum rate equal to the greater of (A) one-half of one percent (0.50%) above the Prime Rate (as defined in the Loan Agreement) or (B) three and three-quarters of one percent (3.75%), and, in the event that the Supplemental Term Loans (as defined in the Loan Agreement) under the Second Tranche become available and the Company obtains an advance thereunder, the interest only period for all Term Loans (as defined in the Loan Agreement) will be extended from December 31, 2022, to June 30, 2023.

Further, in the event that the Supplemental Term Loans under the Second Tranche become available and the Company obtains an advance thereunder, the Company will be required to comply with a new liquidity covenant of at least $50.0 million at all times, and if the Company does not comply with the foregoing liquidity covenant, a springing cash pledge will occur, pursuant to which the Company must maintain a cash secured blocked account with Silicon Valley Bank with a cash balance in an amount equal to the outstanding Silicon Valley Bank obligations at such time (excluding Bank Services (as defined in the Loan Agreement)), provided that the foregoing cash collateral requirement will terminate upon a certain additional equity raise, which must occur on or before September 30, 2024. The Loan Agreement, as amended by the Deferral Agreement, the First Amendment, and the Second Amendment, provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022 to the extent that the Company does not borrow any part of the Second Tranche or June 30, 2023 if the Company has borrowed some or all of the Second Tranche. Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments (or 31 if the Company borrows under the Second Tranche) after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest.

The Second Amendment amended the Second Tranche final payment due on the maturity date, which payments shall include all outstanding principal and all accrued unpaid interest and an end of term payment, or the Supplemental Final Payment, totaling (x) 6% of the original funded principal amount of the First Tranche, and (y) 4.0% of the total original funded principal amount under the Second Tranche if the Company does borrow under the Second Tranche. The Second Amendment also amended the prepayment amounts, so that the Company may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the first and second tranches, and any bank expenses become due and payable.

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

10.1+

Offer Letter, by and between the Registrant and Javier Szwarcberg, M.D., MPH, dated December 29, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).

10.2+

Amendment to Offer Letter, by and between the Registrant and Javier Szwarcberg, M.D., MPH, dated April 6, 2022, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2022).

10.3+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of the Spruce Biosciences, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).

10.4+

Separation and Release Agreement, by and between the Registrant and Rosh Dias, M.D., M.R.C.P., dated March 11, 2022 (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022).

10.5+

Offer Letter, by and between the Registrant and Ralph William Charlton III, M.D., M.A.S., dated March 14, 2022 (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022).

10.6

Open Market Sale AgreementSM, by and between the Registrant and Jefferies LLC, dated February 25, 2022 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 14, 2022).

10.7*	Spruce Biosciences, Inc. 2020 Non-Employee Director Compensation Policy, as amended on April 6, 2022.

10.8*¥	Second Amendment to Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated May 10, 2022.

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

¥ Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit (indicated by asterisks) have been omitted because such portions are both not material and are the type that the Registrant treats as private or confidential.

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

SPRUCE BIOSCIENCES, INC.

Date: May 11, 2022	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)