Form 10-Q
period 2022-06-30
SPRUCE BIOSCIENCES, INC.
filed 2022-08-10
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 23,560,250 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$47,210	$42,748
Short-term investments	46,085	46,221
Prepaid expenses	2,821	2,530
Other current assets	390	396
Total current assets	96,506	91,895
Restricted cash	216	216
Right-of-use assets, net	1,314	1,479
Long-term investments	5,805	32,459
Other assets	674	437
Total assets	$104,515	$126,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,445	$2,823
Term loan, current portion	811	—
Accrued expenses and other current liabilities	6,953	4,613
Accrued compensation and benefits	893	1,435
Total current liabilities	10,102	8,871
Term loan, net of current portion	4,077	4,878
Lease liability, net of current portion	1,098	1,293
Other liabilities	117	73
Total liabilities	15,394	15,115
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized, 23,560,250 and 23,491,881 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	216,731	214,685
Accumulated other comprehensive loss	(845)	(184)
Accumulated deficit	(126,768)	(103,133)
Total stockholders’ equity	89,121	111,371
Total liabilities and stockholders’ equity	$104,515	$126,486

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$9,060	$9,119	$17,568	$15,833
General and administrative	2,822	2,595	6,048	5,698
Total operating expenses	11,882	11,714	23,616	21,531
Loss from operations	(11,882)	(11,714)	(23,616)	(21,531)
Interest expense	(94)	(80)	(181)	(169)
Other income, net	104	20	162	39
Net loss	$(11,872)	$(11,774)	$(23,635)	$(21,661)
Unrealized loss on available for sale securities	(152)	(29)	(661)	(29)
Comprehensive loss	$(12,024)	$(11,803)	$(24,296)	$(21,690)
Net loss per share, basic and diluted	$(0.51)	$(0.50)	$(1.01)	$(0.93)
Weighted-average shares of common stock outstanding, basic and diluted	23,493,613	23,329,756	23,492,960	23,306,708

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2022	23,492,873	$3	$215,828	$(693)	$(114,895)	$100,243
Exercise of stock options	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	25,545	—	38	—	—	38
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	41,832	—	(40)	—	—	(40)
Stock-based compensation	—	—	905	—	—	905
Unrealized loss on available for sale securities	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(11,872)	(11,872)
Balance as of June 30, 2022	23,560,250	$3	$216,731	$(845)	$(126,768)	$89,121

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	23,491,881	$3	$214,685	$(184)	$(103,133)	$111,371
Exercise of stock options	992	—	2	—	—	2
Issuance of common stock related to employee stock purchase plan	25,545	—	38	—	—	38
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	41,832	—	(40)	—	—	(40)
Stock-based compensation	—	—	2,046	—	—	2,046
Unrealized loss on available for sale securities	—	—	—	(661)	—	(661)
Net loss	—	—	—	—	(23,635)	(23,635)
Balance as of June 30, 2022	23,560,250	$3	$216,731	$(845)	$(126,768)	$89,121

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2021	23,301,872	$2	$211,449	$—	$(70,728)	$140,723
Exercise of stock options	58,071	1	79	—	—	80
Issuance of common stock related to employee stock purchase plan	10,127	—	96	—	—	96
Stock-based compensation	—	—	1,010	—	—	1,010
Unrealized loss on available for sale securities	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(11,774)	(11,774)
Balance as of June 30, 2021	23,370,070	$3	$212,634	$(29)	$(82,502)	$130,106

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	23,260,399	$2	$210,266	$—	$(60,841)	$149,427
Exercise of stock options	99,544	1	142	—	—	143
Issuance of common stock related to employee stock purchase plan	10,127	—	96	—	—	96
Stock-based compensation	—	—	2,130	—	—	2,130
Unrealized loss on available for sale securities	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(21,661)	(21,661)
Balance as of June 30, 2021	23,370,070	$3	$212,634	$(29)	$(82,502)	$130,106

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(23,635)	$(21,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,046	2,130
Depreciation and amortization	27	30
Amortization of discount on investments	108	3
Non-cash lease expense	166	155
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(285)	1,186
Accounts payable and accrued expenses	892	(209)
Accrued compensation and benefits	(582)	(112)
Other assets	27	31
Other liabilities	(131)	(34)
Net cash used in operating activities	(21,367)	(18,481)
Cash flows from investing activities
Purchases of property and equipment	(6)	(22)
Purchase of investments	(12,978)	(60,828)
Proceeds from maturities of investments	39,000	—
Net cash provided by (used in) investing activities	26,016	(60,850)
Cash flows from financing activities
Payment of deferred offering costs	(227)	—
Proceeds from exercise of stock options	2	143
Proceeds from issuance of common stock related to employee stock purchase plan	38	96
Proceeds from issuance of long-term debt, net of issuance costs of $10	—	4,990
Repayment of term loan	—	(4,770)
Net cash (used in) provided by financing activities	(187)	459
Net increase (decrease) in cash, cash equivalents and restricted cash	4,462	(78,872)
Cash, cash equivalents, and restricted cash at beginning of period	42,964	157,366
Cash, cash equivalents, and restricted cash at end of period	$47,426	$78,494
Supplemental cash flow data:
Cash paid for interest	$110	$97
Supplemental disclosure of non-cash financing activities:
Tax withholding payments on restricted stock units	$(40)	$—
Deferred offering costs included in accounts payable and accrued expenses	$50	$—

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash, cash equivalents and investments of $99.1 million, which management believes is sufficient to fund its planned operations for a period of at least twelve months following the issuance of the accompanying condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2022, the Company incurred a net loss of $23.6 million and used $21.4 million of cash in operations. As of June 30, 2022, the Company had an accumulated deficit of $126.8 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities and debt.

The Company anticipates that it will need to raise substantial additional financing in the future to fund its operations. In order to meet these additional cash requirements, the Company may seek to sell additional equity or issue debt, convertible debt or other securities that may result in dilution to its stockholders. If the Company raises additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of its shares of common stock and could contain covenants that restrict its operations. There can be no assurance that the Company will be able to obtain additional equity or debt financing on terms acceptable to it, if at all. Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on its business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Interim Condensed Financial Statements

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of June 30, 2022, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed statement of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

The Company’s business has been and could continue to be adversely affected by the evolving COVID-19 pandemic. For example, the COVID-19 pandemic has resulted in and could result in delays to the Company’s clinical trials for numerous reasons including additional delays or difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, interruption or delays in the operations of the FDA or other regulatory authorities, and delays in clinical sites receiving the supplies and materials to conduct our clinical trials. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The Company will continue to evaluate the impact that these events could have on its future operations, financial position, results of operations and cash flows.

Further, following the recent invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to additional disruptions to trade, commerce, pricing stability, credit availability and supply chain continuity globally. It is uncertain what the long-term impact of the ongoing military conflict between Ukraine and Russia and related sanctions may have on the Company’s business.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in the Annual Report.

Restricted Cash

The Company has cash in a collateral account related to a letter of credit issued on behalf of the Company for the security deposit on the non-cancelable operating lease for an office facility. The collateralized cash in connection with the letter of credit was classified as restricted cash on the balance sheet as of June 30, 2022 and December 31, 2021 based on the terms of the lease agreement, which expires in 2025, unless extended.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed statements of cash flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$47,210	$78,278
Restricted cash	216	216
Total cash, cash equivalents and restricted cash	$47,426	$78,494

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

Investments are comprised of U.S. treasury securities, commercial paper, and corporate bonds.

The following table is a summary of amortized cost, gross unrealized gains and losses, and fair value (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Money market funds	$44,320	$—	$—		$44,320
Total cash equivalents	44,320	—	—		44,320
Corporate bonds	14,662	—	(191)		14,471
U.S. treasury securities	32,080	—	(466)		31,614
Total short-term investments	46,742	—	(657)		46,085
U.S. treasury securities	5,994	—	(189)		5,805
Total long-term investments	5,994	—	(189)		5,805
Total cash equivalents and investments	$97,056	$—	$(845)	*	$96,210

*Total Gross Unrealized Losses in the table above does not recalculate due to rounding.

As of June 30, 2022, $135 thousand of accrued interest on investments was recorded to other assets on the condensed balance sheets.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$38,067	$—	$—	$38,067
Total cash equivalents	38,067	—	—	38,067
Commercial paper	33,973	—	—	33,973
Corporate bonds	6,285	—	(23)	6,262
U.S. treasury securities	5,999	—	(13)	5,986
Total short-term investments	46,257	—	(36)	46,221
Corporate bonds	8,470	—	(34)	8,436
U.S. treasury securities	24,137	—	(114)	24,023
Total long-term investments	32,607	—	(148)	32,459
Total cash equivalents and investments	$116,931	$—	$(184)	$116,747

As of December 31, 2021, $135 thousand of accrued interest on investments was recorded to other assets on the condensed balance sheets.

As of June 30, 2022, the weighted-average remaining contractual maturities of investments was approximately eight months.

There have been no realized gains or losses on available for sale securities for the periods presented. No available for sale securities held as of June 30, 2022 have been in a continuous unrealized loss position for more than 12 months, and unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the condensed balance sheets. As of June 30, 2022, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s short-term investments are securities with contractual maturities of less than one year.

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

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$44,320	$44,320	$—	$—
Total cash equivalents	44,320	44,320	—	—
Corporate bonds	14,471	14,471	—	—
U.S. treasury securities	31,614	31,614	—	—
Total short-term investments	46,085	46,085	—	—
U.S. treasury securities	5,805	5,805	—	—
Total long-term investments	5,805	5,805	—	—
Total cash equivalents and investments	$96,210	$96,210	$—	$—

As of June 30, 2022, $135 thousand of accrued interest on investments was recorded to other assets on the condensed balance sheets.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$38,067	$38,067	$—	$—
Total cash equivalents	38,067	38,067	—	—
Commercial paper	33,973	—	33,973	—
Corporate bonds	6,262	6,262		—
U.S. treasury securities	5,986	5,986	—	—
Total short-term investments	46,221	12,248	33,973	—
Corporate bonds	8,436	8,436	—	—
U.S. treasury securities	24,023	24,023	—	—
Total long-term investments	32,459	32,459	—	—
Total cash equivalents and investments	$116,747	$82,774	$33,973	$-

As of December 31, 2021, $135 thousand of accrued interest on investments was recorded to other assets on the condensed balance sheets.

The Company's assets and liabilities that are recorded at fair value on a recurring or non-recurring basis as of June 30, 2022 are described below.

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

The estimated fair value of the term loan was $4.7 million as of June 30, 2022 and was based on estimated interest rates currently available to the Company for debt with similar terms, a Level 3 input.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computer and office equipment	$20	$15
Computer software	27	27
Manufacturing machinery and equipment	58	58
Leasehold improvements	7	7
Furniture and fixtures	64	64
Less: accumulated depreciation	(49)	(31)
Property and equipment, net	$127	$140

Property and equipment, net is included in other assets on the condensed balance sheets. Depreciation expense was $9 thousand and $18 thousand for the three and six months ended June 30, 2022, respectively. Depreciation expense was $5 thousand and $9 thousand for the three and six months ended June 30, 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development expenses	$6,226	$3,837
Accrued general and administrative expenses	347	416
Lease liability, current portion	380	360
Total accrued expenses and other current liabilities	$6,953	$4,613

Accrued research and development expenses were primarily related to clinical trials and manufacturing of clinical drug supply.

6. Leases

The Company leases space under non-cancelable operating lease, which requires the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance. The Company does not have financing leases.

In February 2020, the Company entered into a non-cancelable operating lease for office space with a commencement date of September 2020. The monthly payments escalate over the 63-month term with total gross commitments of $2.3 million. The lease includes an option to renew the lease term for an additional period of 60 months. The renewal option is not included in the lease term as the Company is not reasonably certain to exercise the option. Lease incentives, which relate to rent abatement, were considered in the calculation of the lease liability and right-of-use asset. Lease expense for the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively. Lease expense for the three and six months ended June 30, 2021 was $0.1 million and $0.2 million, respectively.

Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of the remaining minimum lease payments over the lease term, with certain adjustments. As the leases do not provide an implicit rate, the Company uses a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability. As of June 30, 2022, the weighted-average remaining lease term for operating leases was 3.4 years and the weighted-average discount rate was 7.0%. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.

The Company recognizes monthly operating lease expense on a straight-line basis over the term of the lease. Variable lease expense relates primarily to office lease common area maintenance, insurance, and property taxes, is expensed as incurred, and is excluded from the calculation of the lease liability and right-of-use-asset.

7. Term Loan

In September 2019, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Silicon Valley Bank (SVB) providing for a term loan (the Term Loan). In April 2020, the Company and SVB entered into an agreement (the Deferral Agreement) whereby the parties agreed to extend the interest-only period and repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. All other terms under the Loan Agreement remained unchanged at that time. The Deferral Agreement was determined to be a debt modification, resulting in a prospective yield adjustment based on the revised terms.

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

In May 2022, the Company entered into a Second Amendment to Loan and Security Agreement (the Second Amendment), which amended the milestones upon which the Second Tranche commitment of $10.0 million would become available. The Second Amendment was determined to be a debt modification.

The Second Amendment reduced the interest rate on the outstanding First Tranche Term Loan of $5.0 million and any advances that occur under the Second Tranche to a floating per annum rate equal to the greater of (A) one-half of one percent (0.50%) above the Prime Rate (as defined in the Loan Agreement) or (B) three and three-quarters of one percent (3.75%), and, in the event that the Supplemental Term Loans (as defined in the Loan Agreement) under the Second Tranche become available and the Company obtains an advance thereunder, the interest only period for all Term Loans (as defined in the Loan Agreement) will be extended from December 31, 2022, to June 30, 2023.

Further, in the event that the Supplemental Term Loans under the Second Tranche become available and the Company obtains an advance thereunder, the Company will be required to comply with a new liquidity covenant of at least $50.0 million at all times. If the Company does not comply with the foregoing liquidity covenant, a springing cash pledge will occur, pursuant to which the Company must maintain a cash secured blocked account with SVB with a cash balance in an amount equal to the outstanding SVB obligations at such time (excluding Bank Services (as defined in the Loan Agreement)). The foregoing cash collateral requirement will terminate upon a certain additional equity raise, which must occur on or before September 30, 2024.

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

Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments (or 31 if the Company borrows under the Second Tranche) after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. The Second Amendment amended the Second Tranche Final Payment due on the maturity date, which payments shall include all outstanding principal and all accrued unpaid interest and an end of term payment totaling (x) 6.0% of the original funded principal amount of the First Tranche, and (y) 4.0% of the total original funded principal amount under the Second Tranche if the Company does borrow under the Second Tranche (the Supplemental Final Payment). The Second Amendment also amended the prepayment amounts, so that the Company may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the first and second tranches, and any bank expenses become due and payable.

The Company incurred $10.0 thousand of debt issuance costs in connection with the First Amendment and $15.6 thousand of debt issuance costs in connection with the Second Amendment. The Company recorded these costs, including the unaccreted portion of the final payment obligation under the Loan Agreement as a discount from the carrying value of the Term Loan, which are being amortized using the effective interest method over the life of the First Amendment. The unamortized debt issuance costs and debt discount balance was $0.1 million as of June 30, 2022.

The Term Loan and unamortized discount and debt issuance costs balances as of June 30, 2022 are shown below (in thousands):

June 30, 2022
Total Term Loan debt	$5,000
Less: unamortized discount and debt issuance costs	(112)
Total Term Loan, net	4,888
Less: Term Loan, current portion	(811)
Term loan, net of current portion	$4,077

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

The Loan Agreement, as amended, also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement, as amended, and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, as amended, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, as amended. As of June 30, 2022, management believes that the Company was in compliance with all financial covenants under the Loan Agreement, as amended, and there had been no material adverse change.

The Company made interest payments on the Term Loan of $57 thousand and $110 thousand during the three and six months ended June 30, 2022, respectively. The Company made interest payments on the Term Loan of $43 thousand and $97 thousand during the three and six months ended June 30, 2021, respectively.

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

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not subject to any material legal proceedings during the six months ended June 30, 2022.

9. Capital Structure

Common Stock

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of June 30, 2022, no dividends were declared.

Shares reserved for future issuance

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	June 30, 2022	December 31, 2021
Stock options, issued and outstanding	3,954,980	2,215,942
Restricted and performance stock units, issued and outstanding	425,853	460,000
Shares available for future issuance under 2020 Equity Incentive Plan	2,815,275	2,636,506
Employee stock purchase plan, available for future issuance	642,573	433,200
Total shares reserved	7,838,681	5,745,648

In February 2022, the SEC declared effective a registration statement on Form S-3 (Shelf Registration) covering the sale of up to $200.0 million of the Company's securities. Also, in February 2022, the Company entered into an Open Market Sales AgreementSM (Sales Agreement), with Jefferies LLC (Jefferies), pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2022, the Company has issued no shares of common stock pursuant to the Sales Agreement.

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

Under the 2020 Plan and the 2016 Plan, individuals can be granted the ability to early exercise their options. There were no shares, related to the early exercise of options, subject to repurchase by the Company as of June 30, 2022. As of June 30, 2022, a total of 4,985,297 shares were authorized for issuance under the 2020 Plan and 2,815,275 shares remained available for issuance, and a total of 1,275,158 shares were authorized for issuance under the 2016 Plan and no shares remained available for issuance.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	2,215,942	$4.72	6.9	$3,959
Granted	2,143,125	3.23	—	—
Exercised	(992)	1.39	—	—
Forfeited	(403,095)	7.47	—	—
Balance as of June 30, 2022	3,954,980	$3.63	8.1	$410
Vested and expected to vest as of June 30, 2022	3,814,980	$3.59	8.0	$410
Vested and exercisable as of June 30, 2022	1,461,195	$3.57	5.4	$292

Stock options vested and expected to vest differs from total stock options outstanding as it excludes performance-based stock options for which the performance criteria have not been achieved and achievement is not expected as of June 30, 2022.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised was $1 thousand for the six months ended June 30, 2022. There were no options exercised during the three months ended June 30, 2022.

For the three and six months ended June 30, 2022, the weighted-average fair value of options granted was $1.47 per share and $2.56 per share, respectively.

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information is as follows:

	RSUs
	Shares	Weight-Average Grant Date Fair Value Per Share
Unvested balance as of December 31, 2021	460,000	$2.48
Granted	92,200	2.58
Vested	(64,347)	2.49
Forfeited	(62,000)	2.55
Unvested balance as of June 30, 2022	425,853	$2.49

During the six months ended June 30, 2022, the Company granted 92,200 RSUs, including 68,775 RSUs subject to time-based vesting in installments through June 30, 2023, and 23,425 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones.

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

During the six months ended June 30, 2022, 25,545 shares were issued under the ESPP. As of June 30, 2022, 642,573 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$245	$346	$545	$610
General and administrative	660	664	1,501	1,520
Total stock-based compensation expense	$905	$1,010	$2,046	$2,130

As of June 30, 2022, there was approximately $7.4 million of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average vesting term of 2.9 years.

As of June 30, 2022, there was approximately $0.6 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over an estimated weighted-average vesting term of 1.3 years.

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

12. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(11,872)	$(11,774)	$(23,635)	$(21,661)
Denominator:
Weighted-average shares of common stock outstanding	23,493,613	23,329,756	23,492,960	23,306,708
Net loss per share, basic and diluted	$(0.51)	$(0.50)	$(1.01)	$(0.93)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	June 30,
	2022	2021
Shares subject to outstanding common stock options	3,954,980	2,612,963
Shares subject to outstanding RSUs	425,853	—
Estimated shares issuable under the ESPP	138,365	32,255
Total	4,519,198	2,645,218

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from CAH. Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 50 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had poor disease control despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of poor disease control. Furthermore, over 200 subjects across eight completed clinical trials to date have been administered tildacerfont with no drug-related serious adverse events, or SAEs, reported.

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

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety and pharmacokinetics of tildacerfont in children six to 17 years of age with classic CAH. We anticipate topline safety results from cohort 1 of the Phase 2 open-label clinical trial in the first half of 2023. We have also submitted a pediatric investigational plan, or PIP, to the Pediatric Committee, or PDCO, of the European Medicines Agency, or EMA, regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Beyond classic CAH, we believe tildacerfont has potential utility in polycystic ovary syndrome, or PCOS, and in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone, or ACTH. PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We have identified a subpopulation of patients where elevated levels of adrenal androgens are the cause of disease. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated a Phase 2 proof-of-concept clinical trial. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo over 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate, or DHEAS, levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial in the first half of 2023.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2022, we incurred a net loss of $23.6 million and used $21.3 million of cash in operations. As of June 30, 2022, we had an accumulated deficit of $126.8 million, compared to $103.1 million as of December 31, 2021, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering, or IPO, and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts, commissions and offering expenses. Since inception through June 30, 2022, we have raised aggregate gross proceeds of $224.5 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, and $5.0 million from the issuance of debt. As of June 30, 2022, we had cash, cash equivalents and investments of $99.1 million, compared to $121.4 million as of December 31, 2021. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of June 30, 2022 will be sufficient to fund our operations for at least the next 12 months. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

In February 2022, the U.S. Securities and Exchange Commission, or the SEC, declared effective a registration statement on Form S-3, or the Shelf Registration, covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2022, we have issued no shares of common stock pursuant to the Sales Agreement.

Our business has been and could continue to be adversely affected by the evolving COVID-19 pandemic. For example, the COVID-19 pandemic has resulted in and could result in delays to our clinical trials for numerous reasons including additional delays or difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, interruption or delays in the operations of the FDA or other regulatory authorities, and delays in clinical sites receiving the supplies and materials to conduct our clinical trials. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. At this time, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$9,060	$9,119	$(59)
General and administrative	2,822	2,595	227
Total operating expenses	11,882	11,714	168
Loss from operations	(11,882)	(11,714)	(168)
Interest expense	(94)	(80)	(14)
Other income, net	104	20	84
Net loss	$(11,872)	$(11,774)	$(98)

Research and Development Expenses

Research and development expenses were $9.1 million for the three months ended June 30, 2022, compared to $9.1 million for the three months ended June 30, 2021. Decreases in preclinical studies and biometrics, manufacturing, and other research and development activities were mostly offset by increases in clinical development expenses related to progressing clinical development of tildacerfont in adult classic CAH and initiation of clinical programs in pediatric classic CAH and PCOS. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Three Months Ended June 30,
	2022	2021	Change
External expenses:
Clinical development	$6,510	$4,798	$1,712
Manufacturing	768	1,425	(657)
Preclinical studies and biometrics	6	848	(842)
Other research and development	137	341	(204)
Internal expenses:
Personnel	1,534	1,615	(81)
Allocated overhead	105	92	13
Total research and development expenses	$9,060	$9,119	$(59)

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended June 30, 2022, compared to $2.6 million for the three months ended June 30, 2021. The overall increase in general and administrative expenses was primarily related to an increase in professional service fees of $0.2 million primarily related to operating as a public company.

Interest Expense

Interest expense was $0.1 million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. Interest expense incurred related to the Term Loan with Silicon Valley Bank.

Other Income, Net

Other income, net was $0.1 million for the three months ended June 30, 2022, compared to $20 thousand for the three months ended June 30, 2021. The increase was primarily due to higher yield earned on investment balances in 2022.

Comparisons of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$17,568	$15,833	$1,735
General and administrative	6,048	5,698	350
Total operating expenses	23,616	21,531	2,085
Loss from operations	(23,616)	(21,531)	(2,085)
Interest expense	(181)	(169)	(12)
Other income, net	162	39	123
Net loss	$(23,635)	$(21,661)	$(1,974)

Research and Development Expenses

Research and development expenses were $17.6 million for the six months ended June 30, 2022, compared to $15.8 million for the six months ended June 30, 2021. The overall increase in research and development expenses was primarily related to an increase in clinical development activities associated with progressing clinical development, partially offset by decreases in preclinical studies and biometrics, manufacturing and other research and development activities. The following table sets forth the primary external and internal research and development expenses for the periods presented below (in thousands).

	Six Months Ended June 30,
	2022	2021	Change
External expenses:
Clinical development	$11,935	$8,442	$3,493
Manufacturing	1,479	1,970	(491)
Preclinical studies and biometrics	615	1,429	(814)
Other research and development	274	608	(334)
Internal expenses:
Personnel	3,074	3,216	(142)
Allocated overhead	191	168	23
Total research and development expenses	$17,568	$15,833	$1,735

General and Administrative Expenses

General and administrative expenses were $6.0 million for the six months ended June 30, 2022, compared to $5.7 million for the six months ended June 30, 2021. The overall increase in general and administrative expenses was primarily related to an increase of $0.1 million in personnel-related expenses, $0.1 million in directors’ and officers’ liability insurance premiums, and $0.1 million in legal and professional service fees primarily related to operating as a public company.

Interest Expense

Interest expense was $0.2 million for the six months ended June 30, 2022, compared to $0.2 million interest expense for the six months ended June 30, 2021. Interest expense incurred related to the Term Loan with Silicon Valley Bank.

Other Income, Net

Other income, net was $0.2 million for the six months ended June 30, 2022, compared to $39 thousand for the six months ended June 30, 2021. The increase was primarily due to higher yield earned on investment balances in 2022.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $126.8 million, compared to $103.1 million as of December 31, 2021. As of June 30, 2022, we had cash, cash equivalents and investments of $99.1 million, compared to $121.4 million as of December 31, 2021. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of June 30, 2022 will be sufficient to fund our operations for at least the next 12 months.

Loan Agreement

In September 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, providing for a term loan, or the Term Loan, with Silicon Valley Bank. In April 2020, we and Silicon Valley Bank entered into a deferral agreement, or the Deferral Agreement, whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into a First Amendment to Loan and Security Agreement, or the First Amendment, with Silicon Valley Bank. The First Amendment increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. Up to $20.0 million was available under the first tranche of the Term Loan, or the First Tranche, $5.0 million of which was advanced immediately to repay the outstanding obligations under the Term Loan prior to the First Amendment. The remainder of the First Tranche commitments, or $15.0 million, expired on December 31, 2021. Up to $10.0 million is available under the second tranche, or the Second Tranche, subject to the completion of certain clinical or financial milestones which Second Tranche commitment is available through December 31, 2022. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026. As of June 30, 2022, $5.0 million was outstanding under the Term Loan.

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

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal, or the Offering. We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Select Market, or Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of June 30, 2022, we have issued no shares of common stock pursuant to the Sales Agreement.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(21,367)	$(18,481)
Net cash provided by (used in) investing activities	26,016	(60,850)
Net cash (used in) provided by financing activities	(187)	459
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,462	$(78,872)

Cash Used in Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $21.4 million, which consisted of a net loss of $23.6 million, and a net change of $2.2 million in non-cash charges. The non-cash charges of $2.2 million consisted of stock-based compensation expense, non-cash lease expense, amortization of discount on investments and depreciation expense.

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

Cash Provided by (Used in) Investing Activities

For the six months ended June 30, 2022, cash provided by investing activities was $26.0 million, consisting of proceeds from maturities of investments of $39.0 million offset by available for sale securities purchases of $13.0 million.

For the six months ended June 30, 2021, cash used in investing activities was $60.9 million, consisting of available for sale securities purchases of $60.8 million and $22.0 thousand related to the purchase of property and equipment.

Cash (Used in) Provided by Financing Activities

For the six months ended June 30, 2022, cash used in financing activities was $0.2 million, consisting primarily of payments of deferred offering costs.

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

We have also entered into the License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. As of June 30, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the section titled “License Agreement with Lilly and Company” above.

Critical Accounting Policies and Estimates

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

Our critical accounting policies and estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of June 30, 2022 consist of $99.1 million in bank deposits, money market funds, U.S. treasury securities, commercial papers and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at financial institutions in excess of federally insured limits.

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

There was no material foreign currency risk for the six months ended June 30, 2022.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Annual Report.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the six months ended June 30, 2022, we reported a net loss of $23.6 million. As of June 30, 2022, we had an accumulated deficit of $126.8 million.

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

As of June 30, 2022, we had cash, cash equivalents and investments of $99.1 million. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of June 30, 2022 will be sufficient to fund our operations for at least the next 12 months.

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

Additional funding may not be available on acceptable terms, or at all. As a result of the COVID-19 pandemic and geopolitical events such as the ongoing military conflict between Ukraine and Russia and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We have initiated a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety and pharmacokinetics of tildacerfont in children six to 17 years of age with classic CAH. We anticipate topline safety results from cohort 1 of the Phase 2 open-label clinical trial in the first half of 2023. Additionally, by leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated a Phase 2 proof-of-concept clinical trial in PCOS. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo over 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by DHEAS levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial in the first half of 2023.

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

In particular, each indication for which we are evaluating tildacerfont is a rare endocrine disorder with limited patient populations from which to draw participants in clinical trials. For example, we estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United States, approximately 50,000 people in the European Union, or EU, and approximately 145,000 people in China. We are and will be required to identify and enroll a sufficient number of patients with the disorder under investigation for our clinical trials of tildacerfont. Potential patients may not be adequately diagnosed or identified with the disorders which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting these same endocrine disorders and are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. In addition, we have encountered difficulties in opening clinical trial sites and enrolling patients in our two ongoing Phase 2b clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

COVID-19 and actions taken to reduce its spread continue to evolve. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The extent to which COVID-19 may impede the development of tildacerfont, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

We plan to conduct several clinical trials for tildacerfont in parallel over the next several years, including multiple clinical trials in adult and pediatric patients with classic CAH and in a subpopulation of females with PCOS. As a result, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of tildacerfont. Furthermore, research programs to identify additional indications for tildacerfont require substantial technical, financial, and human resources. We may also pursue additional formulations for tildacerfont, including transitioning from a tablet formulation to a granulate formulation or oral suspension. However, we may not successfully develop these additional formulations for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to COVID-19 relief legislation, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, Congress is considering additional health reform measures.

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

At the federal level, the previous Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that attempted to implement several of the Trump administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinds the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

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

We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize tildacerfont, if approved.

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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 50 years. We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc., or Neurocrine, is developing a CRF1 receptor antagonist and has completed a two-week Phase 2 clinical trial in adults with classic CAH and a 2-week Phase 2 clinical trial in adolescents aged 14 to 17 years with classic CAH. Neurocrine has initiated registrational trials for adult and pediatric patients with classic CAH. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof of concept clinical trial. In addition, Crinetics Pharmaceuticals, Inc. reported findings from a Phase 1 clinical trial that evaluated the ability of an oral ACTH antagonist to suppress ACTH-stimulated secretion in healthy volunteers and plans to initiate a Phase 2 program in the second half of 2022.

In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue use of their steroid regimen. As corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products. One such company is Diurnal Group PLC, or Diurnal, which is developing an exogenous cortisol treatment with a modified release intended to more closely match the physiological release profile of cortisol but announced a failed Phase 3 clinical trial in 2018. Diurnal submitted a MAA to the EMA in December of 2019. In March 2021, the EMA announced a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, on granting marketing approval for its exogenous cortisol treatment with a modified release for the treatment of adults and adolescents aged 12 and over with CAH. Diurnal announced that it has launched in the EU. Diurnal also announced that the FDA agreed to a special protocol assessment for a Phase 3 trial of its exogenous cortisol treatment with a modified release for the treatments of patients aged 16 and over with CAH and has initiated the study in the United States.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2022, we had 17 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into the Loan Agreement, providing for the Term Loan, with Silicon Valley Bank. In April 2020, we entered into the Deferral Agreement, whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment, which increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. In May 2022, we entered into the Second Amendment, which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available. As of June 30, 2022, we had $5.0 million outstanding under the Loan Agreement and $10.0 million of principal commitment available for withdrawal in 2022, subject to the satisfaction of certain clinical development and financial conditions.

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

Foreign data protection laws, including the GDPR may also apply to health-related and other personal data we process in respect of certain of our operations. The GDPR applies to any processing operations carried out in the context of the activities of an establishment in the EEA as well as any processing operations relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA. Further, notwithstanding the United Kingdom’s withdrawal from the EU, by operation of the so called ‘UK GDPR’, the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of the activities of an establishment in the United Kingdom and any processing relating to the offering of goods or services to individuals in the United Kingdom and/or monitoring of their behavior in the United Kingdom. Therefore, reference to the GDPR herein also refers to the UK GDPR in the context of the United Kingdom, unless the context requires otherwise. The GDPR provides that EEA member states may make their own further laws and regulations to introduce specific requirements related to the processing of ‘special categories of personal data,’ including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offenses or convictions – in the United Kingdom, the United Kingdom Data Protection Act 2018 complements the UK GDPR in this regard. Such laws may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data, and/or otherwise lead to greater divergence on the law that applies to the processing of such data types across the EEA and/or United Kingdom, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk.

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

In addition, certain European data protection laws, including the GDPR, prohibit transfers of personal data from Europe, including the EEA, United Kingdom and Switzerland, to the United States and other 'third countries' in respect of which there is no adequacy decision, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the EEA to the United States was the EU-U.S. Privacy Shield framework. However, on July 16, 2020 in a case known as “Schrems II,” the Court of Justice of the European Union, or the CJEU, invalidated the EU-US Privacy Shield. Following this decision, the United Kingdom government similarly confirmed that the EU-U.S. Privacy Shield could not be used as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the so-called UK GDPR, and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States.

The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries.

On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. All new transfers of personal data from the EEA to third countries were required to use these versions from September 27, 2021, and all existing transfers relying on the previous versions of the Standard Contractual Clauses must be replaced by December 27, 2022. The UK government also published an International Data Transfer Agreement, or IDTA, and an addendum to the European Commission’s Standard Contractual Clauses, each of which may serve as a transfer mechanism for data transfers to third countries under the UK GDPR. All new transfers of personal data from the UK to third countries are required to use these mechanisms from September 21, 2022, and all existing transfers relying on the previous versions of the Standard Contractual Clauses must be replaced by March 21, 2024. The implementation of these new Standard Contractual Clauses and UK GDPR-specific transfer mechanisms, together, Transfer Mechanisms, will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors.

Use of both the existing and new forms of these Transfer Mechanisms must, following the Schrems II decision, be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and supplementary technical, organizational and/or contractual measures may need to be put in place. At present, there are few, if any, viable alternatives to the Transfer Mechanisms, and there remains some uncertainty with respect to the nature and efficacy of any supplementary measures to effectively ensure an adequate level of protection of transferred personal data. If we are unable to implement a valid solution for personal data transfers from Europe, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to import personal data from Europe, including the EEA, United Kingdom or Switzerland, may also: restrict our activities in Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies subject to European data protection laws; and/or require us to increase our data processing capabilities in Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

Furthermore, following Brexit, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of U.K. immigration control) of personal data from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed only if the U.K. continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and could intervene at any point if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the U.K. will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as Standard Contractual Clauses, to enable transfers of personal data from the EEA to the U.K. to continue, which could disrupt our operations.

Violations of the GDPR may be sanctioned by fines of up to €20 million or up to 4% of an undertaking’s total worldwide annual turnover of the preceding financial year, whichever is higher. Further, under the UK GDPR, parallel fines of up to the greater of £17.5 million or 4% of an undertaking’s total worldwide annual turnover may be imposed. In addition to administrative fines, a wide variety of other potential enforcement powers are available to competent authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. Implementing mechanisms to endeavor to ensure compliance with the GDPR and relevant local legislation in EEA Member States and the UK may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action-type litigation. While we have taken steps to comply with the GDPR where applicable, including by reviewing our security procedures, engaging data protection personnel, and entering into data processing agreements with relevant contractors, our efforts to achieve and remain in compliance may not be fully successful.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, which could result from an event like the COVID-19 pandemic or the ongoing Ukraine-Russia conflict and related sanctions, could result in a variety of risks to our business, including disruption to enrollment within our ongoing clinical trials, our inability to purchase necessary supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2021 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership change, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of June 30, 2022, we recorded a full valuation allowance on our net deferred tax assets.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act and proposals have recently been made in Congress (which have not yet been enacted) to make tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, in May 2021, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 10,849,908. In December 2021, the USPTO denied Neurocrine's request for post-grant review. In January 2022, Neurocrine requested a rehearing of the USPTO's decision to deny the post-grant review and also filed a request that the Procedural Opinion Panel review the case. In February 2022, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 11,007,201. The USPTO's decision on whether to institute Neurocrine's request for post-grant review is expected to issue by September 2022. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock since its trading began on October 9, 2020 to August 8, 2022 has ranged from a low of $1.28 to a high of $32.42. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2022, there were 23,560,250 shares of our common stock outstanding.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, as amended, declared effective in February 2022, covering the sale of up to $200.0 million of our securities, or the Shelf Registration. For example, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of June 30, 2022, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Pursuant to the Loan Agreement, we are prohibited from paying cash dividends without the prior written consent of Silicon Valley Bank.

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

10.2

Spruce Biosciences, Inc. 2020 Non-Employee Director Compensation Policy, as amended on April 6, 2022 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2022).

10.3¥

Second Amendment to Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated May 10, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2022).

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

SPRUCE BIOSCIENCES, INC.

Date: August 10, 2022	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)