Form 10-Q
period 2022-09-30
SPRUCE BIOSCIENCES, INC.
filed 2022-11-10
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 23,560,250 shares of common stock, $0.0001 par value per share, outstanding.

Summary of Risks Associated With Our Business

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

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
▪
Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,649	$42,748
Short-term investments	68,751	46,221
Prepaid expenses and other current assets	2,786	2,926
Total current assets	93,186	91,895
Restricted cash	216	216
Operating lease right-of-use assets	1,229	1,479
Long-term investments	—	32,459
Other assets	667	437
Total assets	$95,298	$126,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,181	$2,823
Term loan, current portion	1,216	—
Accrued expenses and other current liabilities	8,604	6,048
Total current liabilities	12,001	8,871
Term loan, net of current portion	3,685	4,878
Operating lease liability, net of current portion	998	1,293
Other liabilities	139	73
Total liabilities	16,823	15,115
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 23,560,250 and 23,491,881 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	217,514	214,685
Accumulated other comprehensive loss	(873)	(184)
Accumulated deficit	(138,169)	(103,133)
Total stockholders’ equity	78,475	111,371
Total liabilities and stockholders’ equity	$95,298	$126,486

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,791	$8,607	$26,359	$24,440
General and administrative	2,766	2,793	8,814	8,491
Total operating expenses	11,557	11,400	35,173	32,931
Loss from operations	(11,557)	(11,400)	(35,173)	(32,931)
Interest expense	(110)	(88)	(291)	(257)
Interest and other income, net	266	41	428	80
Net loss	$(11,401)	$(11,447)	$(35,036)	$(33,108)
Unrealized (loss) gain on available for sale securities	(28)	13	(689)	(16)
Comprehensive loss	$(11,429)	$(11,434)	$(35,725)	$(33,124)
Net loss per share, basic and diluted	$(0.48)	$(0.49)	$(1.49)	$(1.42)
Weighted-average shares of common stock outstanding, basic and diluted	23,560,250	23,367,140	23,515,651	23,330,399

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022	23,560,250	$3	$216,731	$(845)	$(126,768)	$89,121
Stock-based compensation	—	—	783	—	—	783
Unrealized loss on available for sale securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(11,401)	(11,401)
Balance as of September 30, 2022	23,560,250	$3	$217,514	$(873)	$(138,169)	$78,475

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	23,491,881	$3	$214,685	$(184)	$(103,133)	$111,371
Exercise of stock options	992	—	2	—	—	2
Issuance of common stock related to employee stock purchase plan	25,545	—	38	—	—	38
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	41,832	—	(40)	—	—	(40)
Stock-based compensation	—	—	2,829	—	—	2,829
Unrealized loss on available for sale securities	—	—	—	(689)	—	(689)
Net loss	—	—	—	—	(35,036)	(35,036)
Balance as of September 30, 2022	23,560,250	$3	$217,514	$(873)	$(138,169)	$78,475

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2021	23,370,070	$3	$212,634	$(29)	$(82,502)	$130,106
Exercise of stock options	9,817	—	17	—	—	17
Stock-based compensation	—	—	1,031	—	—	1,031
Unrealized gain on available for sale securities	—	—	—	13	—	13
Net loss	—	—	—	—	(11,447)	(11,447)
Balance as of September 30, 2021	23,379,887	$3	$213,682	$(16)	$(93,949)	$119,720

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	23,260,399	$2	$210,266	$—	$(60,841)	$149,427
Exercise of stock options	109,361	1	159	—	—	160
Issuance of common stock related to employee stock purchase plan	10,127	—	96	—	—	96
Stock-based compensation	—	—	3,161	—	—	3,161
Unrealized loss on available for sale securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(33,108)	(33,108)
Balance as of September 30, 2021	23,379,887	$3	$213,682	$(16)	$(93,949)	$119,720

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(35,036)	$(33,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,829	3,161
Depreciation and amortization	50	48
Amortization of premium on investments	109	60
Non-cash lease expense	250	233
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	140	1,738
Other assets	78	131
Accounts payable and accrued expenses	1,864	1,753
Other liabilities	(229)	(94)
Net cash used in operating activities	(29,945)	(26,078)
Investing activities
Purchases of property and equipment	(8)	(87)
Purchases of investments	(33,869)	(73,098)
Proceeds from maturities of investments	43,000	—
Net cash provided by (used in) investing activities	9,123	(73,185)
Financing activities
Payment of deferred offering costs	(277)	—
Proceeds from exercise of stock options	2	160
Proceeds from issuance of common stock related to employee stock purchase plan	38	96
Tax withholding payments on restricted stock units	(40)	—
Proceeds from issuance of term loan, net of issuance costs of $10	—	4,990
Repayment of term loan	—	(4,770)
Net cash (used in) provided by financing activities	(277)	476
Net decrease in cash, cash equivalents and restricted cash	(21,099)	(98,787)
Cash, cash equivalents, and restricted cash at beginning of period	42,964	157,366
Cash, cash equivalents, and restricted cash at end of period	$21,865	$58,579

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$21,649	$58,363
Restricted cash	216	216
Total cash, cash equivalents, and restricted cash	$21,865	$58,579

Supplemental cash flow data:
Cash paid for interest	$180	$152

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$50	$—

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash, cash equivalents, and short-term investments of $90.4 million, which management believes is sufficient to fund its planned operations and debt obligations for a period of at least twelve months following the issuance of the accompanying condensed financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2022, the Company incurred a net loss of $35.0 million and used $29.9 million of cash in operations. As of September 30, 2022, the Company had an accumulated deficit of $138.2 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities and debt.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of September 30, 2022, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed statement of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

Significant Accounting Policies

There have been no significant changes to the accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in the Annual Report.

Restricted Cash

The Company has cash in a collateral account related to a letter of credit issued on behalf of the Company for the security deposit on the non-cancelable operating lease for an office facility. The collateralized cash in connection with the letter of credit was classified as restricted cash on the balance sheets as of September 30, 2022 and December 31, 2021 based on the terms of the lease agreement, which expires in 2025 unless extended.

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

3. Fair Value Measurements

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

The Company determined the fair value of financial assets and liabilities using the fair value hierarchy that describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 — Quoted prices in active markets for identical assets and liabilities;

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds, corporate bonds and U.S. treasury securities as Level 1 investments as the Company uses quoted prices in active markets for identical assets to determine the fair value. The Company classifies commercial paper as Level 2 investments as the Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades of or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.

The carrying value of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses, are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$13,482	$—	$—	$13,482
U.S treasury securities	Level 1	4,269	1	—	4,270
Total cash equivalents		17,751	1	—	17,752
Corporate bonds	Level 2	14,614	—	(152)	14,462
U.S. treasury securities	Level 1	55,011	—	(722)	54,289
Total short-term investments		69,625	—	(874)	68,751
Total cash equivalents and investments		$87,376	$1	$(874)	$86,503

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$38,067	$—	$—	$38,067
Total cash equivalents		38,067	—	—	38,067
Commercial paper	Level 2	33,973	—	—	33,973
Corporate bonds	Level 1	6,285	—	(23)	6,262
U.S. treasury securities	Level 1	5,999	—	(13)	5,986
Total short-term investments		46,257	—	(36)	46,221
Corporate bonds	Level 1	8,470	—	(34)	8,436
U.S. treasury securities	Level 1	24,137	—	(114)	24,023
Total long-term investments		32,607	—	(148)	32,459
Total cash equivalents and investments		$116,931	$—	$(184)	$116,747

As of September 30, 2022 and December 31, 2021, $0.1 million of accrued interest on investments was recorded to other assets on the condensed balance sheets.

There have been no realized gains or losses on available for sale securities for the periods presented. No available for sale securities held as of September 30, 2022 have been in a continuous unrealized loss position for more than 12 months and unrealized gains and losses are included in accumulated other comprehensive loss within stockholders' equity on the condensed balance sheets. As of September 30, 2022, unrealized losses on available for sale securities are not attributed to credit risk and are considered temporary. The Company believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. The Company believes it has no other-than-temporary impairments on its securities as it does not intend to sell these securities and does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value. The Company’s short-term investments are securities with contractual maturities of less than one year. As of September 30, 2022, the weighted-average remaining contractual maturities of investments was approximately six months.

The estimated fair value of the term loan was $4.9 million and $5.0 million as of September 30, 2022, and December 31, 2021, respectively, and was based on market observable interest rates, a Level 2 input.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development expenses	$6,722	$3,837
Accrued compensation and benefits	993	1,435
Accrued general and administrative expenses	499	416
Lease liabilities, current portion	390	360
Total accrued expenses and other current liabilities	$8,604	$6,048

Accrued research and development expenses were primarily related to clinical trials and manufacturing of clinical drug supply.

5. Leases

The Company leases space under a non-cancelable operating lease, which requires the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance. The Company does not have financing leases.

In February 2020, the Company entered into a non-cancelable operating lease for office space with a commencement date of September 2020 and a termination date of November 2025. The monthly payments escalate over the 63-month term with total gross commitments of $2.3 million. The lease includes an option to renew the lease term for an additional period of 60 months. The renewal option is not included in the lease term as the Company is not reasonably certain to exercise the option. Lease incentives, which relate to rent abatement, were considered in the calculation of the lease liability and right-of-use asset. Lease expense for the three and nine months ended September 30, 2022 was $0.1 million and $0.4 million, respectively. Lease expense for the three and nine months ended September 30, 2021 was $0.1 million and $0.3 million, respectively.

As of September 30, 2022, the weighted-average remaining lease term for operating leases was 3.2 years, the weighted-average discount rate was 7.0% and the total operating lease liability was $1.4 million. Cash paid for amounts included in the measurement of lease liabilities was $0.3 million for the nine months ended September 30, 2022 and 2021.

6. Term Loan

In September 2019, the Company entered into a Loan and Security Agreement, as subsequently amended (the Loan Agreement) with Silicon Valley Bank (SVB) providing for a term loan (the Term Loan) for an aggregate principal amount of $4.5 million.

In September 2019 and in connection with the Loan Agreement, the Company issued a warrant to purchase up to an aggregate of 49,609 shares of common stock at $1.44 per share. The Company determined the initial fair value of the warrant to be $0.1 million using the Black-Scholes option-pricing model. The fair value of the warrant was recorded to equity and as a debt discount, which was being amortized to interest expense using the effective interest method over the term of the Term Loan. In November 2020, the warrant was net-exercised for 46,358 shares of common stock.

In March 2021, the Company entered into a First Amendment to Loan and Security Agreement (the First Amendment), which increased the aggregate principal amount of the Term Loan to $30.0 million, of which $20.0 million was immediately available under the first tranche (First Tranche) and $10.0 million is available under the second tranche through December 31, 2022 (Second Tranche), subject to the completion of certain clinical or financial milestones. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026.

In May 2022, the Company entered into a Second Amendment to Loan and Security Agreement (the Second Amendment), which amended the milestones for the Second Tranche, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms.

The Loan Agreement provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022, to the extent that the Company does not borrow any part of the Second Tranche, or June 30, 2023 if the Company has borrowed some or all of the Second Tranche. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments (or 31 if the Company borrows under the Second Tranche) after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest.

The final payment is due on the maturity date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling (x) 6.0% of the original funded principal amount of the First Tranche, and (y) 4.0% of the original funded principal amount under the Second Tranche if the Company does borrow under the Second Tranche (the Supplemental Final Payment). The Company may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the First and Second Tranches, and any bank expenses become due and payable.

The Company is subject to customary affirmative and restrictive covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than intellectual property. The Company also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement. Further, in the event that the Second Tranche becomes available and the Company obtains an advance thereunder, the Company will be required to comply with a liquidity covenant of at least $50.0 million at all times. If the Company does not comply with the foregoing liquidity covenant, a springing cash pledge will occur, pursuant to which the Company must maintain a cash secured blocked account with SVB with a cash balance in an amount equal to the outstanding SVB obligations at such time (excluding Bank Services (as defined in the Loan Agreement)). The foregoing cash collateral requirement will terminate upon a certain additional equity raise, which must occur on or before September 30, 2024.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of September 30, 2022, management believes that the Company was in compliance with all financial covenants under the Loan Agreement and there had been no material adverse change.

As of September 30, 2022, the carrying value of the Term Loan was $4.9 million, consisting of the outstanding principal under the First Tranche of $5.0 million, less unamortized debt discount and issuance costs of $0.1 million which are being amortized using the effective interest method over the life of the Term Loan. As of September 30, 2022, future payments of principal and interest are as follows (in thousands):

September 30, 2022
2022 (remaining 3 months)	$82
2023	1,913
2024	1,802
2025	1,691
2026	135
Total	$5,623
Less: Interest	(624)
Term Loan, gross	$5,000
Less: Unamortized debt issuance costs	(99)
Less: Term Loan, current portion	(1,216)
Term Loan, net of current portion	$3,685

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

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2022.

8. Capital Structure

Common Stock

As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of September 30, 2022, no dividends were declared.

Shares reserved for future issuance

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30, 2022	December 31, 2021
Stock options, issued and outstanding	4,380,668	2,215,942
Restricted and performance stock units, issued and outstanding	336,565	460,000
Shares available for future issuance under 2020 Equity Incentive Plan	2,466,502	2,636,506
Employee stock purchase plan, available for future issuance	642,573	433,200
Total shares reserved	7,826,308	5,745,648

In February 2022, the SEC declared effective a registration statement on Form S-3 (Shelf Registration) covering the sale of up to $200.0 million of the Company's securities. Also, in February 2022, the Company entered into an Open Market Sales AgreementSM (Sales Agreement), with Jefferies LLC (Jefferies), pursuant to which the Company may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of September 30, 2022, the Company has not issued any shares of common stock pursuant to the Sales Agreement.

9. Stock-Based Compensation Expense

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

Under the 2020 Plan and the 2016 Plan, individuals can be granted the ability to early exercise their options. There were no shares, related to the early exercise of options, subject to repurchase by the Company as of September 30, 2022. As of September 30, 2022, 2,466,502 shares remained available for issuance under the 2020 Plan and no shares remained available for issuance under the 2016 Plan.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	2,215,942	$4.72	6.9	$3,959
Granted	2,678,625	$2.95
Exercised	(992)	$1.39
Forfeited	(512,907)	$6.71
Balance as of September 30, 2022	4,380,668	$3.40	7.8	$118
Vested and expected to vest as of September 30, 2022	4,240,668	$3.36	7.7	$118
Vested and exercisable as of September 30, 2022	1,475,250	$3.55	4.9	$109

Stock options vested and expected to vest differs from total stock options outstanding as it excludes performance-based stock options for which the performance criteria have not been achieved and achievement is not expected as of September 30, 2022.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised was nominal for the nine months ended September 30, 2022. There were no options exercised during the three months ended September 30, 2022.

For the nine months ended September 30, 2022, the weighted-average fair value of options granted was $2.34 per share.

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weight-Average Grant Date Fair Value
Balance as of December 31, 2021	460,000	$2.48
Granted	92,200	2.58
Vested	(64,347)	2.49
Forfeited	(151,288)	2.51
Balance as of September 30, 2022	336,565	$2.49

During the nine months ended September 30, 2022, the Company granted 92,200 RSUs, including 68,775 RSUs subject to time-based vesting in installments through September 30, 2023, and 23,425 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones.

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

As of September 30, 2022, 642,573 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$197	$254	$742	$864
General and administrative	586	777	2,087	2,297
Total stock-based compensation expense	$783	$1,031	$2,829	$3,161

As of September 30, 2022, there was approximately $7.7 million of unrecognized stock-based compensation expense related to stock options and RSUs, which is expected to be recognized over a weighted-average vesting term of 2.6 years.

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

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(11,401)	$(11,447)	$(35,036)	$(33,108)
Denominator:
Weighted-average shares of common stock outstanding	23,560,250	23,367,140	23,515,651	23,330,399
Net loss per share, basic and diluted	$(0.48)	$(0.49)	$(1.49)	$(1.42)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	September 30,
	2022	2021
Shares subject to outstanding common stock options	4,380,668	2,534,530
Shares subject to outstanding RSUs	336,565	—
Estimated shares issuable under the ESPP	228,423	28,595
Total	4,945,656	2,563,125

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

Forward-Looking Statements

In addition to historical financial information, this Quarterly Report on Form 10Q contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from congenital adrenal hyperplasia, or CAH. Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 50 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had elevated adrenal hormones at baseline despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of elevated adrenal hormones at baseline. Furthermore, over 200 subjects across eight completed clinical trials to date have been administered tildacerfont with no drug-related serious adverse events, or SAEs, reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with elevated adrenal hormones at baseline and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH with elevated daily glucocorticoids at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either elevated daily glucocorticoids at baseline or elevated adrenal hormones at baseline. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, which are designed to potentially support registration in the United States and Europe. Assuming positive results from these clinical trials, we plan to meet with the U.S. Food and Drug Administration, or FDA, and certain comparable foreign regulatory authorities to discuss registration.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2022, we incurred a net loss of $35.0 million and used $29.9 million of cash in operations. As of September 30, 2022, we had an accumulated deficit of $138.2 million, compared to $103.1 million as of December 31, 2021, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering, or IPO, and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts, commissions and offering expenses. Since inception through September 30, 2022, we have raised aggregate gross proceeds of $224.5 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, and $5.0 million from the issuance of debt. As of September 30, 2022, we had cash, cash equivalents, and investments of $90.4 million compared to $121.4 million as of December 31, 2021.

We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of September 30, 2022, will be sufficient to fund our operations and debt obligations for at least the next 12 months. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

Our business has been and could continue to be adversely affected by the evolving COVID-19 pandemic. For example, the COVID-19 pandemic has resulted in and could result in delays to our clinical trials for numerous reasons including additional delays or difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, interruption or delays in the operations of the FDA or other regulatory authorities, and delays in clinical sites receiving the supplies and materials to conduct our clinical trials. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. At this time, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Material Agreements

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

Loan Agreement

In September 2019, we entered into a Loan and Security Agreement, as subsequently amended (the Loan Agreement) with Silicon Valley Bank (SVB) providing for a term loan (the Term Loan) for an aggregate principal amount of $4.5 million.

In March 2021, we entered into a First Amendment to Loan and Security Agreement (the First Amendment), which increased the aggregate principal amount of the Term Loan to $30.0 million, of which $20.0 million was immediately available under the first tranche (First Tranche) and $10.0 million is available under the second tranche through December 31, 2022 (Second Tranche), subject to the completion of certain clinical or financial milestones. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026.

In May 2022, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment), which amended the milestones for the Second Tranche, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms.

As of September 30, 2022, the outstanding principal was comprised of $5.0 million under the First Tranche. The remainder of the First Tranche of $15.0 million expired on December 31, 2021. The Second Tranche of $10.0 million is available through December 31, 2022, subject to milestones that are not probable of being achieved as of September 30, 2022.

The Loan Agreement provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022, to the extent that we do not borrow any part of the Second Tranche, or June 30, 2023 if we borrowed some or all of the Second Tranche. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments (or 31 if we borrow under the Second Tranche) after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest.

The final payment is due on the maturity date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling (x) 6.0% of the original funded principal amount of the First Tranche, and (y) 4.0% of the original funded principal amount under the Second Tranche if we borrow under the Second Tranche (the Supplemental Final Payment). We may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the First and Second Tranches, and any bank expenses become due and payable.

We are subject to customary affirmative and restrictive covenants under the Loan Agreement. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than intellectual property. We also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. Further, in the event that the Second Tranche becomes available and we obtain an advance thereunder, we will be required to comply with a liquidity covenant of at least $50.0 million at all times. If we do not comply with the foregoing liquidity covenant, a springing cash pledge will occur, pursuant to which we must maintain a cash secured blocked account with SVB with a cash balance in an amount equal to the outstanding SVB obligations at such time (excluding Bank Services (as defined in the Loan Agreement)). The foregoing cash collateral requirement will terminate upon a certain additional equity raise, which must occur on or before September 30, 2024.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As of September 30, 2022, management believes that we are in compliance with all financial covenants under the Loan Agreement and there had been no material adverse change.

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

Research and development expenses are recognized as they are incurred, including licenses of intellectual property that have no alternative future use at the time of the acquisition. If deposits are required by external vendors, a portion of the deposit is included as a prepaid expense until the activity has been performed or when the goods have been received to amortize the deposit to expense in the statements of operations and comprehensive loss.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation expense) for executive, finance, and other administrative functions. General and administrative expenses also include legal fees, professional fees, insurance costs, facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, Inc., or Nasdaq, listing rules.

We expect that our general and administrative expenses will continue to increase in the foreseeable future as additional administrative personnel and services are required to manage these functions of a public company, as we advance tildacerfont through clinical development and regulatory approval.

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the Term Loan.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash, cash equivalents and investments.

Results of Operations

Comparisons of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$8,791	$8,607	$184
General and administrative	2,766	2,793	(27)
Total operating expenses	11,557	11,400	157
Loss from operations	(11,557)	(11,400)	(157)
Interest expense	(110)	(88)	(22)
Interest and other income, net	266	41	225
Net loss	$(11,401)	$(11,447)	$46

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
External expenses:
Clinical development	$5,437	$4,868	$569
Manufacturing	1,094	1,430	(336)
Preclinical studies and biometrics	102	513	(411)
Other research and development	675	440	235
Internal expenses:
Personnel	1,396	1,268	128
Allocated overhead	87	88	(1)
Total research and development expenses	$8,791	$8,607	$184

Research and development expenses increased by $0.2 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The overall increase in research and development expenses was primarily driven by an increase in clinical development related to the progression in clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS, offset by a decrease in preclinical studies. Additionally, manufacturing expenses decreased due to the timing of planned manufacturing activities related to clinical drug supply. Personnel expenses increased due to an increase in research and development headcount.

General and Administrative Expenses

General and administrative expenses were consistent during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. There was a decrease of $0.3 million in personnel expenses due to a decrease in general and administrative headcount, offset by an increase of $0.3 million in professional services related to finance and accounting services.

Interest Expense

Interest expense was consistent during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $0.2 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to higher yield earned on investment balances in 2022.

Comparisons of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$26,359	$24,440	$1,919
General and administrative	8,814	8,491	323
Total operating expenses	35,173	32,931	2,242
Loss from operations	(35,173)	(32,931)	(2,242)
Interest expense	(291)	(257)	(34)
Interest and other income, net	428	80	348
Net loss	$(35,036)	$(33,108)	$(1,928)

Research and Development Expenses

The following table sets forth the research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
External expenses:
Clinical development	$17,372	$13,311	$4,061
Manufacturing	2,573	3,399	(826)
Preclinical studies and biometrics	717	1,942	(1,225)
Other research and development	949	1,047	(98)
Internal expenses:
Personnel	4,470	4,484	(14)
Allocated overhead	278	257	21
Total research and development expenses	$26,359	$24,440	$1,919

Research and development expenses increased by $1.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The overall increase in research and development expenses was primarily related to an increase in clinical development activities associated with the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS, partially offset by decreases in preclinical studies and manufacturing. Preclinical expenses decreased due to the completion of certain trials, while manufacturing expenses decreased due to the timing of planned manufacturing activities related to clinical drug supply.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The overall increase in general and administrative expenses was primarily driven by an increase in professional services including legal, finance and accounting.

Interest Expense

Interest expense was consistent during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $0.3 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to higher yield earned on investment balances in 2022.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $138.2 million, compared to $103.1 million as of December 31, 2021. As of September 30, 2022 we had cash, cash equivalents and investments of $90.4 million, compared to $121.4 million as of December 31, 2021. Since inception through September 30, 2022, we have raised aggregate gross proceeds of $224.5 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, and $5.0 million from the issuance of debt. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of September 30, 2022 will be sufficient to fund our operations and debt obligations for at least the next 12 months.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal, or the Offering. We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Select Market, or Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of September 30, 2022, we have not issued any shares of common stock pursuant to the Sales Agreement.

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
▪
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
▪
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including the COVID-19 pandemic.

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

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic events, such as the COVID-19 pandemic and the on-going Russia-Ukraine conflict, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Material Cash Requirements

As of September 30, 2022, future payments of principal and interest on the Term Loan, which commences repayment in January 2023 and matures in January 2026, were $5.6 million. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Material Agreements — Loan Agreement" above.

As of September 30, 2022, the total lease liability for our non-cancelable operating lease for office space, which terminates in November 2025 unless renewed, was $1.4 million.

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

We have also entered into the License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. In addition to royalty payments on future sales, we are also required to pay up to an aggregate of $23.0 million upon the achievement of certain milestones. As of September 30, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of the License Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — License Agreement with Lilly and Company” above.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(29,945)	$(26,078)
Net cash provided by (used in) investing activities	9,123	(73,185)
Net cash (used in) provided by financing activities	(277)	476
Net decrease in cash, cash equivalents, and restricted cash	$(21,099)	$(98,787)

Cash Used in Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $29.9 million, which consisted of a net loss of $35.0 million, offset by a net decrease in net assets of $1.9 million and non-cash charges of $3.2 million. The decrease in net assets consisted primarily of an increase of accounts payable and accrued expenses related to an increase in clinical development activities associated with progressing clinical development. Non-cash charges consisted primarily of stock-based compensation expense of $2.8 million and non-cash lease expense of $0.3 million.

For the nine months ended September 30, 2021, net cash used in operating activities was $26.1 million, which consisted of a net loss of $33.1 million, offset by a net decrease in net assets of $3.5 million and non-cash charges of $3.5 million. The decrease in net assets consisted primarily of a decrease in prepaid expenses, other current assets, and other assets of $1.9 million and an increase in accounts payable and accrued expenses of $1.8 million. The non-cash charges of $3.5 million consisted of stock-based compensation expense of $3.2 million and non-cash lease expense of $0.2 million.

Cash Provided by (Used in) Investing Activities

For the nine months ended September 30, 2022, cash provided by investing activities was $9.1 million, consisting primarily of proceeds from maturities of investments of $43.0 million offset by purchases of investments of $33.9 million.

For the nine months ended September 30, 2021, cash used in investing activities was $73.2 million, consisting primarily of purchases of investments of $73.1 million.

Cash (Used in) Provided by Financing Activities

For the nine months ended September 30, 2022, cash used in financing activities was $0.3 million, consisting primarily of payments of deferred offering costs.

For the nine months ended September 30, 2021, cash provided by financing activities was $0.5 million, consisting primarily of net proceeds from the issuance of the Term Loan of $5.0 million and proceeds from exercise of stock options and employee stock purchase plan of $0.3 million, offset by the repayment of the first Term Loan of $4.8 million.

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

Our critical accounting policies and estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in the Annual Report. During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in the Annual Report.

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

We could be an emerging growth company until December 31, 2025, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash, cash equivalents and short-term investments as of September 30, 2022 consist of $90.4 million in bank deposits, money market funds, U.S. treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of September 30, 2022 and December 31, 2021, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Foreign Currency Rate Risk

Our operations include activities in the United States. In addition, we contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, there was no material impact on our results of operations for any periods presented herein.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, as of September 30, 2022, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than general impacts on companies due to general economic and market conditions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States or Europe, we may never generate any revenue. For the nine months ended September 30, 2022, we reported a net loss of $35.0 million. As of September 30, 2022, we had an accumulated deficit of $138.2 million.

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

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $90.4 million. We believe, based on our current operating plan, that our cash, cash equivalents and short-term investments as of September 30, 2022 will be sufficient to fund our operations and debt obligations for at least the next 12 months.

However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, primarily as a result of the COVID-19 pandemic, enrollment in our Phase 2b clinical trials evaluating tildacerfont for the treatment of adult classic congenital adrenal hyperplasia, or CAH, has been delayed, extending the overall duration of the trials. We plan to expand the number of trial sites worldwide to provide more recruitment capabilities in an effort to accelerate enrollment. Additionally, we have amended our clinical trial protocols to enable remote visits to mitigate any potential impacts. As a result of the extended duration of the trials, increased number of trial sites, and this home health component, the overall costs of our Phase 2b clinical trials have increased and may continue to increase in the future.

We will require additional capital for the further development and commercialization of tildacerfont and any future product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. As a result of geopolitical and macroeconomic events, including the COVID-19 pandemic and the ongoing military conflict between Ukraine and Russia and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We currently depend entirely on the success of tildacerfont, which is our only product candidate. If we are unable to advance tildacerfont in clinical development, obtain regulatory approval, and ultimately commercialize tildacerfont, or experience significant delays in doing so, our business will be materially harmed.*

We currently only have one product candidate, tildacerfont, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, tildacerfont, which is currently in clinical development for adult patients with classic CAH. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with elevated levels of A4 at baseline and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024.

Assuming positive results, we plan to meet with the U.S. Food and Drug Administration, or FDA, and certain comparable foreign regulatory authorities to discuss registration. While we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, the FDA and comparable foreign regulatory authorities may not agree and may require us to enroll additional patients or initiate one or more additional clinical trials, including a Phase 3 clinical trial or trials. If the FDA or comparable foreign regulatory authorities require us to conduct one or more clinical trials, including a Phase 3 clinical trial or trials, the design, duration, and scope of such clinical trials will be decided upon after further discussions with the FDA or comparable foreign regulatory authorities, and at this time are not ascertainable. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of tildacerfont we may be required to conduct.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We have initiated a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety and pharmacokinetics of tildacerfont in children six to 17 years of age with classic CAH. We anticipate topline safety results from cohort 1 of the Phase 2 open-label clinical trial in the first half of 2023. Additionally, by leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated a Phase 2 proof-of-concept clinical trial in polycystic ovary syndrome, or PCOS. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo over 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate, or DHEAS levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial in the first half of 2023.

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
▪
acceptance by the FDA and European Medicines Agency, or EMA, of the clinical trial design of our planned and ongoing clinical trials of tildacerfont;
▪
demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
▪
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
▪
receipt of marketing approvals from applicable regulatory authorities, including one or more non-disclosure agreements, or NDAs, from the FDA, and maintaining such approvals;
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

Before obtaining marketing approval from regulatory authorities for the sale of tildacerfont or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of tildacerfont and any future product candidates in humans. Clinical testing is expensive, time-consuming, and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations, or CROs, and other third parties for regulatory submissions for tildacerfont and any future product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional clinical trials or collect additional data independently. In either case, our development costs would increase.

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

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

If the market opportunities for tildacerfont and any future product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.*

If the size of the market opportunities in each of our target indications for tildacerfont and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of tildacerfont on treatments for rare endocrine disorders with relatively small patient populations. For example, we believe that tildacerfont has the potential to bring therapeutic benefit to patients suffering from endocrine disorders where the underlying pathophysiology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone, or ACTH, including, but not limited to, non-classic CAH and a subpopulation of females with PCOS due to adrenal hyperandrogenism. Given the relatively small number of patients who have the disorders that we are targeting and intend to target with tildacerfont, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare endocrine disorders. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, while classic CAH is usually detected at birth through required newborn screening programs in most developed countries, new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In addition, the potentially addressable patient population for classic CAH may be limited or may not be amenable to treatment with tildacerfont, if approved. Further, even if we obtain significant market share for tildacerfont in classic CAH, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting this same endocrine disorder.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2022, we had 22 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, we initiated enrollment in CAHmelia-203, our ongoing placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with elevated levels of A4 at baseline, and in CAHmelia-204, our second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction. We also initiated a Phase 2 open-label clinical trial in pediatric patients between six and 17 years of age with classic CAH and a Phase 2 proof-of-concept clinical trial in females with PCOS. Our future financial performance and our ability to commercialize tildacerfont will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, manufacturing, statistics and analysis, regulatory affairs, formulation development, and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for tildacerfont and any future product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize tildacerfont and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into the Loan Agreement, providing for the Term Loan, with Silicon Valley Bank. In April 2020, we entered into the Deferral Agreement, whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment, which increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. In May 2022, we entered into the Second Amendment, which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available. As of September 30, 2022, we had $5.0 million outstanding under the Loan Agreement and $10.0 million of principal commitment available for withdrawal in 2022, subject to the satisfaction of certain clinical development and financial conditions.

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

For a more detailed description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Agreements—Loan Agreement” and Note 6 to our financial statements, each included elsewhere in this Quarterly Report on Form 10-Q.

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

Foreign data protection laws, including the GDPR may also apply to health-related and other personal data we process in respect of certain of our operations. The GDPR applies to any processing operations carried out in the context of the activities of an establishment in the European Economic Area, or EEA, as well as any processing operations relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA. Further, notwithstanding the United Kingdom’s withdrawal from the EU, by operation of the so called ‘UK GDPR’, the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of the activities of an establishment in the United Kingdom and any processing relating to the offering of goods or services to individuals in the United Kingdom and/or monitoring of their behavior in the United Kingdom. Therefore, reference to the GDPR herein also refers to the UK GDPR in the context of the United Kingdom, unless the context requires otherwise. The GDPR provides that EEA member states may make their own further laws and regulations to introduce specific requirements related to the processing of ‘special categories of personal data,’ including the personal data related to health and genetic information, which we may process in connection with clinical trials or otherwise; as well as personal data related to criminal offenses or convictions – in the United Kingdom, the United Kingdom Data Protection Act 2018 complements the UK GDPR in this regard. Such laws may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data, and/or otherwise lead to greater divergence on the law that applies to the processing of such data types across the EEA and/or United Kingdom, compliance with which, as and where applicable, may increase our costs and could increase our overall compliance risk.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2021 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership change, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of September 30, 2022, we recorded a full valuation allowance on our net deferred tax assets.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act and the recently enacted Inflation Reduction Act of 2022 includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the Inflation Reduction Act, or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients, or APIs, and the finished products of tildacerfont or the associated packaging used in our current product format and we may rely on single source suppliers for clinical supply of API and drug product of tildacerfont. We will need to identify and qualify a third-party manufacturer prior to commercialization of tildacerfont, and we intend to enter into agreements for commercial production with third-party suppliers. As tildacerfont is intended to treat rare endocrine disorders, we will only require a low-volume of raw materials and APIs, and in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop tildacerfont and any future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of tildacerfont and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, in May 2021, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 10,849,908. In December 2021, the USPTO denied Neurocrine's request for post-grant review. In January 2022, Neurocrine requested a rehearing of the USPTO's decision to deny the post-grant review and also filed a request that the Procedural Opinion Panel (POP) review the case. Additionally, in February 2022, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 11,007,201. In September 2022, the USPTO denied Neurocrine's request for post-grant review. In October 2022, Neurocrine requested a rehearing of the USPTO's decision to deny the post-grant review and also filed a request that the POP review the case. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Risks Related to Ownership of Our Common Stock

An active, liquid and orderly trading market for our common stock may not be sustained.*

Prior to the closing of our initial public offering, or IPO, in October 2020, there was no public market for shares of our common stock. An active trading market for our shares may not be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. As a result of these and other factors, you may be unable to resell your shares of our common stock. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from November 4, 2021, to November 4, 2022, has ranged from a low of $1.02 to a high of $5.03. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
▪
geopolitical and macroeconomic events, including the COVID-19 pandemic and the military conflict in Ukraine and Russia; and
▪
other events or factors, many of which are beyond our control.

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

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.*

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until

December 31, 2025, or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2022, there were 23,560,250 shares of our common stock outstanding.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, as amended, declared effective in February 2022, covering the sale of up to $200.0 million of our securities, or the Shelf Registration. For example, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of September 30, 2022, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

Working Capital Restrictions and Limitations Upon the Payment of Dividends

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

32.1*#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SPRUCE BIOSCIENCES, INC.

Date: November 10, 2022	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)