Form 10-K
period 2022-12-31
SPRUCE BIOSCIENCES, INC.
filed 2023-03-16
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39594

Spruce Biosciences, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-2154263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Boulevard, Suite 740 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 655-4168

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPRB	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $22.5 million, based on the closing price of the Registrant's common stock on the Nasdaq Global Select Market of $1.74 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 39,746,116.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the Annual Report) contains forward-looking statements within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development costs; the anticipated timing, costs and conduct of our clinical trials for our only product candidate, tildacerfont; the timing and likelihood of regulatory filings and approvals for tildacerfont; our ability to commercialize tildacerfont, if approved; the pricing and reimbursement of tildacerfont, if approved; the potential benefits of strategic collaborations and our ability to enter into strategic arrangements; the timing and likelihood of success, plans and objectives of management for future operations; future results of anticipated product development efforts; and our expected future financing needs, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (SEC) after the date of this Annual Report.

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
▪
The U.S. Food and Drug Administration (FDA) and comparable foreign regulatory authorities may require us to initiate one or more additional clinical trials for tildacerfont in adult patients with classic congenital adrenal hyperplasia (CAH), including a Phase 3 clinical trial or trials. The estimated timing or scope of any such future clinical trials is not currently ascertainable. Even if regulatory approvals are obtained, we may never be able to successfully commercialize tildacerfont.
▪
Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of tildacerfont and any future product candidates.
▪
Unfavorable U.S. and global economic and geopolitical conditions could adversely affect our business, financial condition or results of operations.
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

PART I

Item 1. Business.

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia (CAH). Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 70 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had elevated adrenal hormones at baseline despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of poorly controlled disease. Furthermore, over 200 subjects across eight completed clinical trials to date have been administered tildacerfont with no drug-related serious adverse events (SAEs) reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of androstenedione (A4) at baseline and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either supraphysiologic daily glucocorticoids with normal or near normal levels of A4 at baseline or highly elevated levels of A4 at baseline. A4 is an androgen steroid routinely used as a biomarker of androgen synthesis by the adrenal gland. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal hormone levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, which are designed to potentially support registration in the United States and Europe. Assuming positive results from these clinical trials, we plan to meet with the U.S. Food and Drug Administration (FDA) and certain comparable foreign regulatory authorities to discuss potential registration.

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

The absence of cortisol alters the normal feedback cycle of the hypothalamic-pituitary-adrenal (HPA) axis, and leads to excess secretion of adrenocorticotropic hormone (ACTH), hyperplasia of the adrenal gland, and consequently high levels of endogenous androgen production. As a result, classic CAH patients suffer from premature puberty, impaired fertility, hirsutism, acne, the development of adrenal rest tumors, and an impaired quality of life, and additionally for females, virilized genitalia and menstrual irregularities. Currently, the only way to downregulate the production of excess androgens in classic CAH patients is to administer even higher doses of glucocorticoids, known as supraphysiologic glucocorticoid dosing. These elevated dose levels present specific side effects, including increased risks of developing diabetes, cardiovascular disease, stunted growth, osteoporosis, thin skin, gastrointestinal disorders, and decreased lifespan.

Due to the severity of the disease, most developed countries have established newborn screening programs to test for classic CAH at birth. Infants diagnosed with classic CAH are generally initiated on glucocorticoid therapy at the time of diagnosis and lifelong disease management with steroids is required, with pediatric patients generally transitioning into the care of adult endocrinologists between the ages of 18 and 21. Due to the complexity of management of classic CAH, in the United States, patients are generally managed within specialty endocrinology clinics, and in the European Union (EU), most countries have a small number of centers of excellence addressing the population. We estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United

States and approximately 50,000 people in the EU, and, according to the National Organization for Rare Disorders, the estimated incidence of classic CAH in the United States and Europe is between one in 10,000 and one in 15,000 live births. In addition, we estimate based on industry reports that the global market opportunity in patients with classic CAH is at least approximately $3.0 billion.

Tildacerfont is a potent and highly selective, non-steroidal, oral antagonist of the CRF1 receptor, which is the receptor for corticotropin-releasing factor (CRF), a hormone that is secreted by the hypothalamus. The CRF1 receptor is abundantly expressed in the pituitary gland where it is the primary regulator of the HPA axis. By blocking the CRF1 receptor, tildacerfont has the potential to address the uncontrolled cortisol feedback regulatory pathway in CAH, and in turn reduce the production of ACTH in the pituitary, limiting the amount of androgen produced downstream from the adrenal gland. We believe that by controlling excess adrenal androgens through an independent mechanism, tildacerfont could reduce the unwanted clinical symptoms associated with high androgen exposure. Tildacerfont use could also enable treating physicians to lower the supraphysiologic glucocorticoid doses given to classic CAH patients to near physiologic levels, thus reducing or avoiding the long-term and serious side effects associated with the chronic use of high dose glucocorticoids.

Tildacerfont has been evaluated in over 200 subjects across eight completed clinical trials in which it has been generally well tolerated. No drug-related SAEs have been reported related to tildacerfont treatment. To date, we have completed two Phase 2 clinical trials in patients with classic CAH, comprising of a two-week proof-of-mechanism dose ranging clinical trial, and a 12-week proof-of-concept clinical trial, in which we observed that tildacerfont led to the decrease in the levels of a series of hormones associated with adrenal hyperplasia and androgen synthesis, both of which are key indicators of poorly controlled disease. In our 12-week clinical trial, among patients with highly elevated levels of adrenal hormones at baseline, 60% achieved normalization of ACTH, one subject at week two prior to discontinuation and two subjects during month three, and 40% achieved normalization of A4 during month three.

Through our clinical trials completed to date, we have conducted post-hoc analyses of two distinct groups of classic CAH patients, both on stable standard-of-care glucocorticoids: those who have highly elevated levels of A4 at baseline; and those on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline. In patients with highly elevated levels of adrenal hormones at baseline, we believe that the dose of glucocorticoids being administered was insufficient on its own to suppress adrenal hyperplasia and androgen synthesis. Patients with poorly controlled disease may be intolerant to higher glucocorticoid doses or unwilling to accept the negative consequences resulting from chronic use of high doses of glucocorticoids. In patients with highly elevated levels of adrenal hormones at baseline, the addition of tildacerfont provided a potential non-steroidal solution to control excess androgen synthesis. Patients receiving tildacerfont showed reduced levels of disease-driving hormones by a mean of approximately 80%, resulting in levels close to those found in healthy adults without any changes to the glucocorticoid dosing in these patients.

We observed that classic CAH patients in our clinical trials on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline upon trial enrollment were receiving glucocorticoid doses approximately 44% higher than those patients with highly elevated levels of adrenal hormones at baseline. Dosing of tildacerfont in patients on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline was well tolerated and did not lead to further suppression of adrenal function or androgen synthesis. In these patients, tildacerfont may be able to allow a significant reduction in glucocorticoid dosing while continuing to maintain normal levels of androgens. Based on the strength of our clinical results to date, we believe tildacerfont has the potential to offer improved clinical outcomes for all classic CAH patients.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023.

We own worldwide development and commercialization rights for tildacerfont. We intend to build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States. Given a relatively small number of endocrinologists and specialists treat a large proportion of the patients with classic CAH, we believe this market can be effectively addressed with a modest-sized targeted commercial sales force, alongside various high-touch patient initiatives. If tildacerfont is approved for additional indications, we plan to leverage our rare disease commercial infrastructure and expertise to efficiently address those patient populations. We plan to seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies in markets outside the United States. In January 2023, we and Kaken Pharmaceutical Co. Ltd (Kaken) entered into an exclusive licensing agreement for the development and commercialization of tildacerfont for the treatment of CAH in Japan. Under the terms of the agreement, we will receive an upfront payment of $15.0 million from Kaken and will be eligible to receive additional payments upon the achievement of future development and commercial milestones, as well as tiered double-digit royalties on net sales in Japan. Kaken will be responsible for the clinical development and commercialization of tildacerfont in Japan, and we will retain all rights to tildacerfont in all other geographies. Kaken will also be responsible for securing and maintaining regulatory approvals necessary to market and sell tildacerfont in Japan.

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

Our Development Plan for Tildacerfont

We are investigating tildacerfont in orphan indications where the underlying disease biology supports a need to reduce excess secretion of or hyperresponsiveness to ACTH. We are currently in late-stage clinical development for tildacerfont in adult patients with classic CAH. We have initiated the CAHmelia-203 trial in adult patients with classic CAH with highly elevated levels of A4 at baseline and anticipate topline results in the second half of 2023. We have also initiated the CAHmelia-204 trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline or highly elevated levels of A4 at baseline. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results from these clinical trials, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss potential registration.

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023. We have also submitted a PIP to PDCO of the EMA regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Polycystic ovary syndrome (PCOS) is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We have identified a subpopulation of patients where elevated levels of adrenal androgens are the cause of disease. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS and elevated adrenal androgens. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated P.O.W.E.R., a Phase 2 proof-of-concept clinical trial. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200mg once daily (QD) compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (DHEAS) levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial in the first half of 2023.

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

The following summarizes our ongoing clinical trials and anticipated upcoming milestones for tildacerfont:

Our Strategy

▪
Complete clinical development for tildacerfont and seek regulatory approval for the treatment of adults with classic CAH. Our completed Phase 2 clinical trials of tildacerfont in classic CAH patients have demonstrated the potential of tildacerfont to lower ACTH and levels of key steroid precursors for androgen synthesis. We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of A4 at baseline and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline or highly elevated levels of A4 at baseline. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results from these clinical trials, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss potential registration.

▪
Advance tildacerfont through clinical development and seek regulatory approval for the treatment of children with classic CAH. There is an urgent medical need to bring androgen-lowering and glucocorticoid-reduction therapy to pediatric classic CAH patients to avoid premature puberty, which together with the adverse effects of glucocorticoids, can prevent a child from growing to their full height. We have developed a pediatric development plan to assess the safety and efficacy of tildacerfont in patients as young as one year of age. We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023.
▪
Maximize the commercial potential of tildacerfont in classic CAH. We intend to build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States. Given a relatively small number of endocrinologists and specialists treat a large proportion of the patients with classic CAH, we believe this market can be effectively addressed with a modest-sized targeted commercial sales force, alongside various high-touch patient initiatives. If tildacerfont is approved for additional indications, we plan to leverage our rare disorder commercial infrastructure and expertise to efficiently address those patient populations. We plan to seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies in markets outside the United States. In January 2023, we and Kaken entered into an exclusive licensing agreement for the development and commercialization of tildacerfont for the treatment of CAH in Japan. Under the terms of the agreement, we will receive an upfront payment of $15.0 million from Kaken and will be eligible to receive additional payments upon the achievement of future development and commercial milestones, as well as tiered double-digit royalties on net sales in Japan. Kaken will be responsible for the clinical development and commercialization of tildacerfont in Japan, and we will retain all rights to tildacerfont in all other geographies. Kaken will also be responsible for securing and maintaining regulatory approvals necessary to market and sell tildacerfont in Japan.
▪
Explore the potential of tildacerfont to bring therapeutic benefit to patients with other rare endocrine disorders. We believe that tildacerfont has the potential to bring therapeutic benefit to patients suffering from rare endocrine disorders where the underlying disease biology supports a need to reduce excess secretion of or hyperresponsiveness to ACTH. Based on this biological rationale, we believe tildacerfont may have utility in controlling elevated levels of adrenal androgens in a subpopulation of females with PCOS. We believe these patients may potentially benefit from treatment with tildacerfont by reducing their ACTH level and related adrenal androgen production. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated P.O.W.E.R., a Phase 2 proof-of-concept clinical trial. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by DHEAS levels at baseline. We will also continue to explore the utility of tildacerfont in other rare endocrine disorders, such as the severe form of non-classic CAH in which there is a strong scientific and clinical rationale. We anticipate topline results from the Phase 2 proof-of-concept clinical trial in the first half of 2023.
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

Even when patients are diagnosed early and treated with steroids, the associated, continued exposure to high levels of androgens results in premature or precocious puberty, with onset sometimes occurring as early as five years of age. Early puberty drives early maturation of the body’s bones, resulting in an adult height that is typically significantly below the height expected based on the parents’ heights. In females, the presence of excess androgens in the body causes virilization, often leading to ambiguous genitalia and masculinizing features apparent at birth. Female adolescents and adults may develop male-pattern alopecia, acne, hirsutism, menstrual irregularities, and impaired fertility. Often commencing in early adolescence, a substantial proportion of males can develop testicular adrenal rest tumors (TARTs), benign tumors that can lead to pain and impaired fertility.

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

Consequences of the Accumulation of the Androgen Precursor 17-OHP

A consequence of the absence of 21-hydroxylase is the accumulation of 17-hydroxyprogesterone (17-OHP), a precursor molecule to androgens and cortisol. Without 21-hydroxylase to convert 17-OHP into cortisol, increased levels of 17-OHP are shunted to an alternative hormone resulting in increased synthesis of the testosterone precursor, A4, and related increases in the levels of other androgens in the body, resulting in virilization that complicates fertility and sexual maturation in both females and males. The following figure depicts steroid treatment intervention in patients with classic CAH.

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

Current Treatment Paradigm and its Limitations

The mainstay of classic CAH therapy for approximately 70 years has been lifelong treatment with glucocorticoids such as hydrocortisone, prednisone, prednisolone, methylprednisolone, or dexamethasone. These treatments do not cure the disease, but they serve a two-fold purpose in disease management. Firstly, physiologic levels of glucocorticoids replace the missing cortisol in order to prevent adrenal crisis. Secondly, supraphysiologic levels of glucocorticoids reduce excess androgens through the negative feedback loop alleviating additional hyperandrogenic symptoms.

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

Clinical management of classic CAH is a difficult balance between supplying sufficient levels of glucocorticoids to compensate for deficiencies in cortisol levels while minimizing side effects resulting in a narrow therapeutic window. In an analysis of classic CAH patients treated in the United States and the United Kingdom (UK), only one-third of those dosed with glucocorticoids achieved optimal control of their androgen levels. While treatment with supraphysiologic glucocorticoids can help restore the regulation of CRF and ACTH production leading to reductions in excess 17-OHP and A4 synthesis, in order to restore a more appropriate balance, physicians must identify the desired glucocorticoid dose for each patient. This is challenging, because the amount of cortisol needed to modulate 17-OHP and A4 levels is much higher than that required to functionally replace the missing cortisol.

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

This makes glucocorticoid therapy challenging, since treatment with high levels of glucocorticoids leads to, among other consequences, obesity, short stature, the loss of bone mineral density, drug-induced Cushing’s disease, which is a condition that occurs from exposure to high cortisol levels for a long period of time, metabolic disorders, increased cardiovascular and infection risk, and early mortality. The following figure depicts the need to balance the negative consequences that result from excess levels of androgen levels with those associated with high levels of glucocorticoids.

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

Our Solution, Tildacerfont

Tildacerfont is a potent and highly selective, non-steroidal, oral, small-molecule antagonist of the CRF1 receptor, a regulator of the production of ACTH. The CRF1 receptor binds CRF, a potent mediator of endocrine, autonomic, behavioral, and immune responses to stress. Activation of the CRF1 receptor in the pituitary gland has been shown to increase the secretion of ACTH, which in turn drives the production of cortisol and androgens in the adrenal gland. By blocking the CRF1 receptor, tildacerfont can address the uncontrolled cortisol feedback regulatory pathway in CAH, and in turn reduce the production of ACTH in the pituitary, limiting the amount of androgen produced downstream from the adrenal gland. Tildacerfont has been assessed in over 200 subjects across eight completed clinical trials, in which it has been well tolerated with no drug-related SAEs. In preclinical studies, we showed that blocking the binding of CRF to this receptor decreased ACTH production and the production of hormones and androgens such as 17-OHP and A4 and that tildacerfont was over 1,000-fold selective for the CRF1 receptor versus any other receptor tested. Based on preclinical data, receptor occupancy of at least 90% was predicted to be achieved at a dose of less than 400mg.

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

Figure 6. Phase 2 SPR001-201.

SPR001-201 Results

SPR001-201 was our first clinical trial in adults with classic CAH and was a proof-of-concept, dose-escalating Phase 2a clinical trial in patients who were on a stable glucocorticoid dosing regimen but still had levels of 17-OHP that were four-fold or greater above the 200 ng/dL upper limit of normal (ULN). Patients enrolled in three sequential cohorts, and during the clinical trial, could not change their underlying glucocorticoid regimen to avoid confounding the effect of varying glucocorticoid levels on disease-driving hormones. The clinical trial assessed the safety and pharmacokinetics of tildacerfont across a range of doses from 200mg to 1,000mg once daily and 100mg and 200mg twice daily. Pharmacodynamic activity was assessed using ACTH, 17-OHP, and A4 overnight with the baseline and key assessment at 8:00 a.m. This overnight period was selected as it represents the time period during which excess production of ACTH and hormones and androgens peak. The goal of this clinical trial was to assess whether tildacerfont could blunt the magnitude of this rise in the hormones.

The enrollment screening criteria for SPR001-201 ensured that 17-OHP was elevated in all but one patient at baseline (8:00 a.m. on day one) enrolled in this clinical trial; however, the levels of ACTH and A4 were more variable. In a post-hoc analysis, we identified two homogenous patient groups using ACTH and A4 and classified these patients as either those with highly elevated adrenal hormones at baseline or on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline. In our clinical trial, patients with highly elevated levels of adrenal hormones at baseline had highly elevated ACTH, 17-OHP, and A4 levels, generally greater than twice the ULN and, more commonly, greater than four times the ULN. Patients with highly elevated levels of adrenal hormones at baseline were on a stable mean daily supraphysiologic dose of approximately 25mg of hydrocortisone, or a dose of another glucocorticoid equivalent to 25mg of hydrocortisone. Patients on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline had elevated 17-OHP levels but had ACTH and A4 generally less than twice the ULN and more commonly, within the normal bounds for ACTH and A4. These patients were on doses equivalent to a mean daily supraphysiologic dose 36mg of hydrocortisone, which was a 44% higher total daily dose than patients with highly elevated levels of adrenal hormones at baseline. These findings suggest that patients with highly elevated levels of adrenal hormones at baseline may have been receiving inadequate glucocorticoid doses to provide adequate control of their disease, possibly due to an inability to tolerate higher doses of glucocorticoids or unwillingness to accept the adverse outcomes attributed to chronic dosing of supraphysiologic glucocorticoids. Given the clear differences in baseline hormone profiles and glucocorticoid dosing, we decided to analyze the effect of tildacerfont on hormones in these two groups independently. We believe that by identifying these two homogeneous patient groups, and designing our development program around the two groups, we are uniquely positioned to address the two major areas of unmet medical need for these patients.

Table 1 summarizes the key demographic and baseline characteristics across the two patient groups. The demographics across both patient groups were similar. The age distribution trended to older subjects with an average age of 44 years, as compared to an age range of 19 years to 67 years, with an average body mass index (BMI) of approximately 31, signifying an obese population on average. The daily glucocorticoid dose and baseline hormones were different between the two patient groups.

	Supraphysiologic Glucocorticoids (N=6)	Highly Elevated Adrenal Hormones (N=11)
Demographics
Age (yrs), mean (SD)	44 (16.6)	45 (17.0)
Sex, Female, n (%)	5 (83%)	6 (55%)
Race, White n (%)	6 (100%)	10 (91%)
BMI (kg/m2), mean (SD)	31.3 (5.77)	30.0 (5.9)
Baseline Glucocorticoid dose
Dose (mg) in Hydrocortisone equivalents	36.3 (8.02)	24.5 (8.6)
Baseline Hormones (8:00 a.m.)
ACTH (pg/mL), geometric mean (CV%)	30.9 (273.1%)	397.0 (88.5%)
17-OHP (ng/dl), geometric mean (CV%)	1,531.6 (489%)	6,688.6 (113%)
A4 (ng/dL), geometric mean (CV%)	97.6 (338%)	333.1 (171%)

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

Figures 7-9 below summarize the changes in hormones across the overnight period. We conducted a post-hoc analysis which divided the subjects in this study into two groups, based on patients with highly elevated levels of adrenal hormones at baseline and patients on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline. Of the patients with highly elevated levels of adrenal hormones at baseline, there were 11 patients at doses equal to 200mg, six of whom received 200mg once per day in Cohort A and five of whom received 100mg twice per day in Cohort C, and 12 patients at doses greater than 200mg, six of whom received 600mg once per day and the same six of whom received 1,000mg once per day. There were six patients on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline, one patient at 200mg once per day in Cohort A and five patients at doses greater than 200mg, each receiving 200mg twice per day in Cohort B.

Patients with highly elevated levels of adrenal hormones at baseline had baseline levels of ACTH, 17-OHP, and A4 that were substantially above the target goal for these hormones (ACTH target of 63.3 pg/mL, 17-OHP target of 1200 ng/dL and A4 target of 152 ng/dL for males and 262 ng/dL for females). Subsequent to receiving tildacerfont for 14 days, the mean levels of all three hormones were generally reduced throughout the overnight period from 10:00 p.m. to 8:00 a.m. These reductions were observed despite no changes in glucocorticoid dosing. We believe that the reductions in patients with highly elevated levels of adrenal hormones at baseline demonstrated proof-of-concept and supported further studies to assess the ability of tildacerfont to reduce hormones.

Patients on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline had mean baseline levels of ACTH and A4 that were already below the target goal for these hormones. Treatment with tildacerfont did not lead to clinically meaningful reduction of these levels, suggesting that administering tildacerfont in these patients have a low risk of excessive adrenal suppression. We believe the observed changes in these hormones are reflective of typical day-to-day variation in these patients. Treatment of these patients who had elevated levels of 17-OHP led to a modest decrease in 17-OHP.

Figure 7. Change from baseline in ACTH (pg/mL) in patients during the overnight period (SPR001-201).

Figure 8. Change from baseline in 17-OHP (ng/dL) in patients during the overnight period (SPR001-201).

Figure 9. Change from baseline in A4 (ng/dL) (SPR001-201).

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

Tildacerfont was well tolerated in SPR001-201 at doses up to 1,000mg once daily. No drug-related SAEs were reported. The most common adverse event was headache (n=3). The majority of events were grade one in nature. A female subject (age 48; 200mg twice daily) experienced a grade three hot flush that resolved on its own within 30 minutes in the first week of treatment. One event of special interest was observed at the highest dose of 1,000mg once daily. After 14 days of treatment at 1,000mg once daily, this patient experienced a grade one liver-related adverse event, as determined by the investigator. This patient had elevated levels of alanine transaminase (ALT) between five and nine times ULN, elevations in aspartate aminotransferase (AST) less than five times ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. No cases of liver enzyme elevations above three times the ULN were observed in any patient receiving total daily doses of 600mg, which is approximately three times the proposed therapeutic dose, and below.

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

	Supraphysiologic Glucocorticoids (N=3)	Highly Elevated Adrenal Hormones (N=5)
Demographics
Age (yrs), mean (SD)	48.0 (17.69)	42.4 (15.63)
Sex, Female, n (%)	3 (100%)	2 (40%)
Race, White n (%)	3 (100%)	4 (80%)
BMI (kg/m2), mean (SD)	35.5 (6.10)	27.8 (5.56)
Baseline Glucocorticoid dose
Dose (mg) in Hydrocortisone equivalents	36.7 (11.6)	24.5 (11.5)
Baseline hormones
ACTH (pg/mL), geometric mean (CV%)	12.2 (584.1%)	536.6 (108.5%)
17-OHP (ng/dl), geometric mean (CV%)	314.1 (1068.6%)	15,323.3 (46.9%)
A4 (ng/dL), geometric mean (CV%)	28.8 (216.1%)	1001.1 (48.4%)

Table 2. Demographics and baseline hormones (SPR001-202).

Like with the SPR001-201 clinical trial, in the SPR001-202 clinical trial, we conducted a post-hoc analysis which divided the subjects in this study into patients with highly elevated levels of adrenal hormones at baseline and patients on supraphysiologic doses of glucocorticoids with normal or near normal levels of adrenal hormones at baseline. We observed that tildacerfont-treated patients with highly elevated levels of adrenal hormones at baseline had mean maximum reductions in ACTH, 17-OHP, and A4 of approximately 80% compared to baseline at 8:00 a.m., bringing the levels of these key hormones to near normal levels that are used as targets for standard glucocorticoid therapy. In addition, 60% of patients achieved normalization of ACTH levels, one subject at week two prior to discontinuation from the clinical trial and two subjects during month three, and 40% achieved normalization of A4 levels during month three. We are not aware of normalization of these highly elevated hormones in classic CAH patients with any other investigational product candidate without increases to daily steroid doses.

As reflected in the figures below, we observed reductions in these hormones as early as the two-week time point and the reductions increased throughout the 12-week dosing period of the clinical trial. Last observation carried forward is applied for patients missing assessments during the 12-week period in the time course figures.

Figure 11. Change from baseline in ACTH (pg/mL) (SPR001-202).

Figure 12. Change from baseline in 17-OHP (ng/dL) (SPR001-202).

Figure 13. Change from baseline in A4 (ng/dL) (SPR001-202).

Upon completion of tildacerfont dosing at week 12, in patients with highly elevated levels of adrenal hormones at baseline, levels of these disease-driving hormones increased, approaching their pre-trial baseline levels at follow-up, week 16. The results from this clinical trial are consistent with the ability of tildacerfont to inhibit CRF signaling, leading to reduction of adrenal stimulation by ACTH and the production of androgen precursors. Treatment with tildacerfont in this clinical trial led to this adrenal hormone and androgen reduction without requiring any change in the dose of glucocorticoids.

Of the patients with highly elevated levels of adrenal hormones at baseline, the best response for each patient in the non-dexamethasone group in month three is summarized below. The majority of patients achieved robust reductions. One patient discontinued prior to month three and is not included in this figure. This patient had reductions of 99%, 82% and 68% for ACTH, 17-OHP and A4, respectively, prior to discontinuation.

Figure 14. Change from baseline in hormones in patients with highly elevated levels of adrenal hormones at baseline in month three (SPR001-202) at the individual patient level for subjects completing 12 weeks of treatment.

Patients on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline upon entry to SPR001-202 had mean levels of ACTH, 17-OHP and A4 that were well below the target goal. Administration of tildacerfont to these patients did not lead to significant changes in these levels. We believe that this finding is important because it supports that there may be a limit as to how much tildacerfont can suppress adrenal function, which could reduce the risk that excess dosing with tildacerfont could lead to excessive levels of suppression. This is consistent with the results we observed in SPR001-201.

Tildacerfont was well tolerated in SPR001-202. The most common adverse events were upper respiratory tract infection (n=2) and elevated A1c (n=2) and all four events deemed not related to tildacerfont treatment. The majority of events were grade one in nature. One subject discontinued study drug due to itching without a rash experienced between weeks two and four of treatment.

Patients with highly elevated levels of adrenal hormones at baseline were receiving supraphysiologic glucocorticoid doses equivalent to approximately 25mg hydrocortisone daily. Based on the levels of ACTH, 17-OHP, and A4 at baseline, these glucocorticoid doses were insufficient to adequately suppress androgen synthesis. However, the addition of tildacerfont lowered the levels of these hormones by approximately 80%, bringing them close to normal levels. In contrast, patients on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline upon enrollment in the clinical trial were receiving supraphysiologic glucocorticoid doses equivalent to 36mg of hydrocortisone daily. Because the baseline levels of ACTH and A4 were all well below the target goal, we believe that these patients may have been receiving glucocorticoid doses that were higher than would be necessary with the addition of tildacerfont. Furthermore, we believe that treatment of these patients with tildacerfont could enable these patients to reduce their glucocorticoid doses. Over time, we believe that tildacerfont may enable both groups of patients to achieve potentially normal or markedly improved levels of androgen synthesis with minimized levels of glucocorticoid replacement.

Late-Stage Clinical Trials in Adult Classic CAH

We have two ongoing late-stage clinical trials in patients with classic CAH. CAHmelia-203, a randomized, double-blind, placebo-controlled, dose-ranging Phase 2b clinical trial will evaluate the safety and efficacy of tildacerfont in adults with classic CAH who are exhibiting highly elevated levels of A4 at baseline while on stable glucocorticoid dosing. This clinical trial will enroll approximately 72 patients who have elevated levels of A4. For the first six weeks, patients will receive blinded placebo to assess their adherence to their existing glucocorticoid therapy. Patients who continue to meet all eligibility criteria at the end of this period will enter a three-part treatment period. During the placebo-controlled treatment period, patients will be randomized in a blinded manner to receive placebo, 50mg, 100mg, or 200mg tildacerfont once daily. Dosing in the placebo-controlled treatment period will continue for 12 weeks. The primary endpoint of the clinical trial will be the percentage change in A4 from baseline at week zero to week 12 with secondary endpoints including the proportion of patients with levels of 17-OHP and A4 within the target and normal range, respectively, and change in lesion volume of TARTs in men. Following the placebo-controlled treatment period, all patients will receive tildacerfont following a proposed dose-escalation protocol based on hormone response in which the dosage will be increased to 200mg once daily over 12 weeks.

Following the 12-week dose-escalation period, all patients will continue receiving tildacerfont at 200mg once daily for an additional 46 weeks. Patients who achieve control of A4 while on supraphysiologic glucocorticoid treatment will have the opportunity to taper down their glucocorticoid dosing in the open-label period according to a pre-specified algorithm in the protocol. Additional endpoints include clinical outcomes and patient and clinician reported outcomes.

Figure 15. Design of trial CAHmelia-203

We also initiated CAHmelia-204, a randomized, double-blind, placebo-controlled clinical trial to evaluate the safety and efficacy of tildacerfont in reducing supraphysiologic glucocorticoid usage in approximately 90 adults with classic CAH in patients on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline. This clinical trial is designed in two parts. In the first part of the clinical trial, patients will be randomized to receive 200mg tildacerfont once daily or placebo for 24 weeks. During the second part of the clinical trial, all patients will receive open-label 200mg tildacerfont once daily for 52 weeks. Throughout the trial, tapering of glucocorticoids will be guided according to a pre-specified algorithm and continue to the lowest level possible (replacement levels only), as long as patients remain well controlled based on standard biomarkers and clinical assessments.

Figure 16. Design of trial CAHmelia-204

The primary endpoint of this clinical trial will be the proportion of patients with reduction of glucocorticoid dose greater than or equal to 5 mg/day of hydrocortisone equivalent (HCe) at week 24. The percent change in glucocorticoid dose from baseline to week 24 will be assessed as a secondary endpoint. Median total cumulative GC dose (HCe) at week 24, change from baseline in insulin resistance at week 24, and percent change from baseline in weight at week 24 and after 52 weeks of tildacerfont treatment will also be assessed as secondary endpoints. Effects on insulin resistance, weight, waist circumference, bone mineral density after 52 weeks of tildacerfont treatment will be assessed as exploratory endpoints.

Based on analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline or highly elevated levels of A4 at baseline. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database. Assuming positive results from these clinical trials, we plan to meet with the FDA and certain comparable foreign regulatory authorities to discuss potential registration.

Phase 2 CAHptain Clinical Trial in Pediatric Classic CAH

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

We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age. The study will also characterize changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily glucocorticoid dose based on A4 normalization. An optional open-label extension period will provide additional open-label treatment with tildacerfont to provide long-term safety data for up to two years. Cohort 1 will enroll up to five participants between the ages of 11 and 17 years of age, who will receive a weight-adjusted, adult dose equivalent of 50mg QD of tildacerfont. Cohort 2 will enroll up to five participants between the ages of 11 and 17 years of age, who will receive a weight-adjusted, adult dose equivalent of 200mg QD of tildacerfont. Cohort 3 will enroll up to 10 participants between the ages of two and 10 years of age, who will receive a weight-adjusted, adult dose equivalent of 200mg QD of tildacerfont.

Figure 17. Design of CAHptain

The primary endpoint of this clinical trial will be safety. Additional secondary endpoints include the proportion of subjects who achieve reduction in A4 or daily glucocorticoid dosing at week 12 and the proportion of subjects with elevated A4 at baseline who achieve a reduction in A4 at week 4. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023.

Phase 2 P.O.W.E.R. Clinical Trial in Polycystic Ovary Syndrome (PCOS)

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

By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated P.O.W.E.R., a Phase 2 proof-of-concept, randomized, placebo-controlled dose escalation study which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by DHEAS levels at baseline.

Figure 18. Design of P.O.W.E.R.

The primary endpoint of this clinical trial is the absolute change from baseline in DHEAS. Additional secondary endpoints include safety and tolerability, the proportion of subjects who achieve a 30% or greater reduction in DHEAS and change from baseline in hormonal biomarkers. We anticipate topline results from the Phase 2 proof-of-concept clinical trial in the first half of 2023.

Potential Role of Tildacerfont in the Treatment of Non-Classic CAH

The non-classic form of CAH (non-classic CAH), also called late-onset CAH, occurs in approximately one in 1,000 of the general population. In females, non-classic CAH is characterized by a generally less severe dysregulation of cortisol production and clinically manifests with a variety of late-onset virilizing symptoms. Females may experience irregular periods, hirsutism, deep voice, and infertility. Some males and females may experience early onset puberty and rapid growth in childhood but short stature in adulthood. Other symptoms of non-classic CAH include low bone density, severe acne, obesity, and elevated lipids. Patients with non-classic CAH typically do not require glucocorticoids to replace deficiencies in cortisol levels. However, they possess high levels of adrenal androgens caused by the inability of their endogenous levels of cortisol to properly regulate ACTH production and adrenal stimulation. Although, genetic mutations have been associated with about 30% to 40% of residual 21-hydroxylase enzymatic activity, approximately 5% of patients presenting with non-classic CAH may have a mutation in one copy of the 21-hydroxylase gene, that results in clinical phenotype that is indistinguishable from classic CAH. We believe that tildacerfont has the potential to bring non-steroidal therapeutic benefit to these non-classic CAH patients with the severe form of disease.

Sales and Marketing

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. We intend to build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States. Given a relatively small number of endocrinologists and specialists treat a large proportion of patients with classic CAH, we believe this market can be effectively addressed with a modest-sized targeted commercial sales force, alongside various high-touch patient initiatives. If tildacerfont is approved for additional indications, we plan to leverage our rare disease commercial infrastructure and expertise to efficiently address those patient populations. We plan to seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies in markets outside the United States.

License Agreement with Eli Lilly and Company (Lilly)

In May 2016, we entered into a license agreement (the Lilly License Agreement) with Lilly. Pursuant to the terms of the Lilly License Agreement, Lilly granted us an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how, and proprietary materials, which we refer to collectively as the Lilly IP, and such patents, the Lilly Licensed Patents, relating to the CRF1 receptor antagonist compounds either listed in the Lilly License Agreement or covered by patent rights controlled by Lilly, which we refer to collectively as the Lilly Compounds, to research, develop, commercialize, make, have made, use, sell, offer to sell, and import the Lilly Compounds and any products containing a Lilly Compound, including any products containing a Lilly Compound and one or more additional active pharmaceutical ingredients other than a Lilly Compound, which we refer to collectively as the Lilly Licensed Products, for all pharmaceutical uses, including all diagnostic, therapeutic, and prophylactic uses, for human or animal administration, which we refer to as the Field. Lilly retained rights under the Lilly IP and the Lilly Licensed Patents for internal research purposes.

Under the Lilly License Agreement, we are required to use commercially reasonable efforts to develop and commercialize a Lilly Licensed Product in the Field. In addition, we are responsible to oversee, monitor, and manage all regulatory interactions, communications, and filings with, and submissions to regulatory authorities, with respect to the Lilly Licensed Products, and shall have final decision-making authority regarding all such regulatory activities, including the regulatory and labeling strategy and the content of submissions.

As partial consideration for the rights granted to us under the Lilly License Agreement, we made a one-time upfront payment to Lilly of approximately $0.8 million. We are also required to pay Lilly up to an aggregate of $23.0 million upon the achievement, during the time the Lilly License Agreement remains in effect, of certain milestones relating to the clinical development and commercial sales of the Lilly Licensed Products. Such payments are for predetermined fixed amounts, are paid only upon the first occurrence of each event, and are due shortly after achieving the applicable milestone. In addition, we are required to pay Lilly tiered royalties on annual worldwide net sales of Lilly Licensed Products in the Field, with rates ranging from mid-single-digits to sub-teens (the Lilly Royalties). The Lilly Royalties shall commence on a country-by-country basis on the date of the first commercial sale of Lilly Licensed Product in such country, and shall expire on a country-by-country basis on the latest of the following dates: (i) the tenth anniversary of the date of first commercial sale in such country, (ii) the expiration in such country of the last-to-expire Lilly Licensed Patent having a valid claim covering the manufacture, use, or sale of the Lilly Licensed Product as commercialized in such country, and (iii) the expiration of any data or regulatory exclusivity period for the Lilly Licensed Product in such country. Upon such expiration, the license granted to us with respect to such country shall be come fully paid-up, royalty-free, perpetual and irrevocable. In addition, the Lilly Royalties may be reduced upon the occurrence of certain events.

The Lilly License Agreement shall remain in effect until the expiration of all payment obligations thereunder, unless terminated earlier as follows, (i) termination upon mutual agreement, (ii) unilateral termination by us, on a worldwide basis or with respect to any country or countries, in our sole discretion, upon 60 days’ advance written notice, (iii) unilateral termination by either party upon written notice of the other party’s material breach of its obligations under the Lilly License Agreement and failure to cure such breach within 90 days after receiving written notice of such breach, and (iv) unilateral termination by either party in the event of a general assignment for the benefit of creditors of the other party or if proceedings are commenced against such other party relating to bankruptcy, insolvency, liquidation, reorganization, winding up, or composition or adjustment of debt, and such proceedings continue undismissed, or an order with respect to the foregoing shall be entered and continue unabated, for a period of more than 60 days.

License Agreement with Kaken Pharmaceutical Co. Ltd (Kaken)

On January 5, 2023, we entered into a Collaboration and License Agreement (the Kaken License Agreement) with Kaken. Under the terms of the Kaken License Agreement, we granted to Kaken the exclusive right to develop, manufacture and commercialize our product candidate, tildacerfont, for the treatment of CAH in Japan. Pursuant to the Kaken License Agreement, Kaken will be responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. We will retain all rights to tildacerfont in all other geographies.

We have also granted to Kaken a right of first negotiation with respect to the development, manufacturing and commercialization of tildacerfont for CAH in China (including Hong Kong, Taiwan, and Macau), South Korea and other specified southeastern Asian countries, and for indications other than CAH.

Pursuant to the Kaken License Agreement, Kaken is required to make an upfront payment to us of $15.0 million. In addition to the upfront payment, we are entitled to receive up to an aggregate of approximately $65.0 million (at exchange rates in effect on the date of the Kaken License Agreement) upon the achievement of specified milestones related to the development, regulatory approval and commercialization of tildacerfont in Japan, including the achievement of specified net sales thresholds, if approved. Kaken has agreed to pay us a non-creditable, non-refundable specified purchase price for each unit of Company-manufactured product supplied to Kaken for commercial sale. In addition, we will also be entitled to receive a royalty for each unit of non-Company manufactured product sold equal to a range of double-digit percentages up to the mid-twenties based on annual net sales of tildacerfont in Japan. Both the purchase price for each unit and the royalty rate are subject to reduction in certain circumstances as specified in the Kaken License Agreement. Kaken’s obligation to pay royalties will continue for ten years after the first commercial sale in Japan or, if later, until the expiration of regulatory exclusivity of tildacerfont or the expiration of the last valid claim of a Company-licensed patent covering tildacerfont in Japan (the Royalty Term).

We have agreed to supply Kaken’s clinical drug supply requirements of tildacerfont pursuant to a clinical supply agreement that the parties will enter into within ninety days of the effective date of the Kaken License Agreement. During the Royalty Term, we have agreed to supply Kaken’s requirements of tildacerfont pursuant to the Kaken License Agreement and a commercial supply agreement to be entered into by the parties, though Kaken may procure alternate suppliers. Following the Royalty Term, Kaken at its option may continue to purchase Company-manufactured tildacerfont at a purchase price equal to our manufacturing cost plus a low double-digit administrative fee.

Either party may terminate the Kaken License Agreement (i) in the event the other party shall have materially breached its obligations thereunder and such default shall have continued for a specified period after written notice thereof or (ii) upon the bankruptcy or insolvency of the other party. In addition, we may terminate the Kaken License Agreement upon prior written notice if Kaken ceases all development or commercialization activities for a specified period of time, subject to certain exceptions, or (ii) challenges the validity, enforceability or scope of any of the patents licensed by us to Kaken under the Kaken License Agreement, subject to certain conditions. Kaken may terminate the Kaken License Agreement at any time for convenience upon prior written notice provided within a specified period of time to us.

Intellectual Property

We have developed and continue to expand our patent portfolio for tildacerfont. We have licensed from Lilly at least 23 patents in the United States and other countries throughout the world covering composition of matter of tildacerfont, which are expected to expire in 2027, absent any patent term adjustments or extensions. We also have pending applications from the same family in Venezuela, and Pakistan covering tildacerfont, which, if issued, would also be expected to expire in 2027, absent any patent term adjustments or extensions. Additionally, we have licensed patents in the United States and other countries from Lilly covering methods of making tildacerfont, which are expected to expire in 2029, absent any patent term adjustments or extensions.

We have filed our own patent applications in the United States and other countries throughout the world directed to various methods of use and formulations, and six of these applications have been issued in the United States. Five of the issued United States patents are expected to expire in 2038 and one of the issued United States patents is expected to expire in 2039, absent any patent term adjustments or extensions. The remaining patent applications, if issued, would be expected to expire between 2038 and 2042, absent any patent term adjustments or extensions. We have also filed applications in the United States and other countries, including Argentina and

Taiwan, directed to combination therapies as well as further uses of tildacerfont. Any patents that would issue from these applications would be expected to expire no later than 2041, absent any patent term adjustments or extensions. We have also filed an international patent application and a United States patent application directed to various forms of tildacerfont. Any patents that would issue from this application would be expected to expire around 2042, absent any patent term adjustments or extension. Patents related to tildacerfont may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

In addition to patent protection, we rely on trade secret protection and know-how to expand our proprietary position around our chemistry, technology, and other discoveries and inventions that we consider important to our business. Under the Lilly License Agreement, Lilly granted intellectual property rights to know-how that are important to our business. The Lilly License Agreement imposes various development, regulatory, and commercial diligence obligations, payment of milestones and/or royalties, and other obligations.

In addition, we have been granted orphan drug designation for tildacerfont for the treatment of patients with CAH in the United States and the EU, providing the opportunity to receive seven years of market exclusivity in the United States, which can be extended to seven and a half years if clinical trials are conducted in accordance with an agreed-upon PIP and ten years of market exclusivity in the EU, which can be extended to 12 years in the EU if clinical trials are conducted in accordance with an agreed-upon PIP.

If approved in the United States, as tildacerfont has not previously been approved in the United States for any indication, tildacerfont may be eligible for five years of new chemical entity exclusivity, which would run concurrently with its seven years of orphan drug exclusivity if we obtain orphan drug exclusivity for its approved uses. Further, if approved in the EU, as tildacerfont has not previously been approved in the EU for any indication, tildacerfont may be eligible for eight years of data exclusivity, as well as two years of market exclusivity. In the EU, an additional one year of exclusivity may be obtained if tildacerfont is approved for a new indication that provides a significant clinical benefit.

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

Manufacturing

We rely on contract manufacturing organizations (CMOs) to produce tildacerfont in accordance with the FDA’s current Good Manufacturing Practices (cGMP), regulations for use in our clinical trials. The manufacture of pharmaceuticals for human use is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel training, and quality control. Tildacerfont is manufactured using common chemical engineering and synthetic processes from readily available raw materials. We have entered into manufacturing, development, and clinical supply agreements with our CMOs that provide for the procurement of active pharmaceutical ingredient (API) and drug product in connection with our planned and future clinical trials. These agreements contain no minimum purchase commitments or other purchase obligations. To date, the CMOs have met our manufacturing requirements, and we expect them to be capable of providing sufficient quantities of API and our drug product to meet estimated full-scale commercial needs. We plan to enter into commercial manufacturing and supply agreements with our CMOs prior to commercialization of tildacerfont, if approved, in the United States, Europe, and Japan. Our relationships with CMOs are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.

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

We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc. is developing a CRF1 receptor antagonist and has initiated Phase 3 registrational trials in adult and pediatric classic CAH and plans to report topline results from both studies in 2023. Crinetics Pharmaceuticals, Inc. plans to initiate a Phase 2 clinical trial in 2023 to evaluate the safety and efficacy of an oral ACTH antagonist in adults with classic CAH. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof-of-concept clinical trial. In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue to use their steroid regimen. As high doses of corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA) and implements regulations. Drugs are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

▪
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practices (GLP), regulations, and other applicable regulations;
▪
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
▪
approval by an IRB at each clinical site before each clinical trial may be initiated;
▪
performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s current good clinical practices (GCP), regulations to establish the safety and efficacy of the proposed drug for its proposed indication;
▪
submission to the FDA of a new drug application (NDA) for a new drug;
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

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. Unless otherwise required by regulation, the Pediatric Research Equity Act does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (PDUFA), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA), or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

The Health Insurance Portability and Accountability Act (HIPAA) also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

We may also be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

If we elect to participate in certain governmental programs, we may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs. Under the Veterans Health Care Act (VHCA), drug companies are required to offer certain drugs at a reduced price to a number of federal agencies, including the U.S. Department of Veterans Affairs and the U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs, including Medicare and Medicaid. Recent legislative changes require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA also requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

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
▪
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);
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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017 (the Tax Act) was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argue the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Data Privacy and Security

We may also be subject to federal, state, local, and foreign data privacy and security laws, regulations, guidance, and industry standards. Such obligations may include U.S. state data breach notification laws, U.S. state health information privacy laws, federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), HIPAA, as amended by HITECH, and its implementing regulations, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act, the European Union’s General Data Protection Regulation (EU GDPR), and the United Kingdom’s “UK GDPR” (the EU GDPR and the UK GDPR together, GDPR).

These laws impose increasingly stringent and evolving regulatory frameworks related to the processing of personal data that may increase our compliance obligations and exposure for any noncompliance. For example, where it applies, the GDPR requires stringent standards of data privacy and security concerning personal data, including limitations which could limit our ability to collect, use and share personal data (including health and medical information collected and processed in connection our relevant clinical trials and studies). In particular, the EU GDPR and UK GDPR significantly restrict the transfer of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’ for the purposes of either or both of those regulations. If there is no lawful manner for us to effect cross-border transfers of personal data in compliance with the EU GDPR and/or UK GDPR, as applicable, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate certain parts of our operations, increased exposure to regulatory actions, substantial fines and penalties, the inability to work with certain collaborators, partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. In addition, sanctions for breaches of the EU GDPR and/or UK GDPR are significant: companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 17.5 million pounds sterling under the UK GDPR / 20 million Euros under the EU GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

For more information on the potential impact of these laws, including the GDPR, see the section titled “Risk Factors—We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, adverse publicity, and other adverse consequences, and could negatively affect our operating results and business.”

The U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act of 1977 (FCPA) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Centralized procedure. The centralized procedure provides for the grant of a single marketing authorization, which is issued by the European Commission based on the opinion of the Committee for Medicinal Products for Human Use (the CHMP) of the EMA and that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicines that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of an MAA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days.

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

The European Commission, on the basis of the opinion of the Committee for Orphan Medicinal Products of the EMA, grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the EU and without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance, fee reductions for access to the centralized regulatory procedures and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon PIP. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

As of December 31, 2022, we had 27 employees, including 21 in research and development and 6 in general and administrative functions. We believe our employee relations are good.

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

Corporate Information

We were initially formed as a limited liability company in Delaware in November 2014 under the name Spruce Biosciences LLC. In April 2016, Spruce Biosciences LLC converted into a Delaware corporation under the name Spruce Biosciences, Inc. Our principal executive offices are located at 611 Gateway Boulevard, Suite 740, South San Francisco, CA 94080. Our telephone number at that location is (415) 655-4168. Our corporate website address is www.sprucebiosciences.com. Information contained on, or that may be accessed through, our website is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States, Europe, or Japan, we may never generate any revenue. For the years ended December 31, 2022 and 2021, we reported net losses of $46.2 million and $42.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $149.3 million.

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

As of December 31, 2022, we had cash, cash equivalents and investments of $79.1 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of December 31, 2022, along with proceeds received from the February 2023 private placement and the $15.0 million upfront payment due to us under the Kaken License Agreement, will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Annual Report.

However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, primarily as a result of the COVID-19 pandemic, enrollment in our Phase 2b clinical trials evaluating tildacerfont for the treatment of adult classic congenital adrenal hyperplasia (CAH) has been delayed, extending the overall duration of the trials. We have expanded the number of trial sites worldwide to provide more recruitment capabilities in an effort to accelerate enrollment. Additionally, we have amended our clinical trial protocols to enable remote visits to mitigate any potential impacts. As a result of the extended duration of the trials, increased number of trial sites, and this home health component, the overall costs of our Phase 2b clinical trials have increased and may continue to increase in the future.

We will require additional capital for the further development and commercialization of tildacerfont and any future product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) took control and was appointed receiver of Silicon Valley Bank (SVB). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including the COVID-19 pandemic and the ongoing military conflict between Ukraine and Russia and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We currently only have one product candidate, tildacerfont, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, tildacerfont, which is currently in clinical development for adult patients with classic CAH. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of A4 at baseline and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024.

Assuming positive results, we plan to meet with the U.S. Food and Drug Administration (FDA) and certain comparable foreign regulatory authorities to discuss potential registration. While we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, the FDA and comparable foreign regulatory authorities may not agree and may require us to enroll additional patients or initiate one or more additional clinical trials, including a Phase 3 clinical trial or trials. If the FDA or comparable foreign regulatory authorities require us to conduct one or more clinical trials, including a Phase 3 clinical trial or trials, the design, duration, and scope of such clinical trials will be decided upon after further discussions with the FDA or comparable foreign regulatory authorities, and at this time are not ascertainable. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of tildacerfont we may be required to conduct.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023. Additionally, by leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated P.O.W.E.R., a Phase 2 proof-of-concept clinical trial in polycystic ovary syndrome (PCOS). The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (DHEAS) levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial in the first half of 2023.

The success of tildacerfont will depend on several factors, including the following:

▪
successful enrollment, site expansion and activation and patient engagement in our ongoing and planned clinical trials;
▪
successful completion of our ongoing and planned clinical trials with favorable results;
▪
acceptance by the FDA and European Medicines Agency (EMA) of the clinical trial design of our planned and ongoing clinical trials of tildacerfont;
▪
demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
▪
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
▪
receipt of marketing approvals from applicable regulatory authorities, including one or more non-disclosure agreements (NDAs) from the FDA, and maintaining such approvals;
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

In particular, each indication for which we are evaluating tildacerfont is a rare endocrine disorder with limited patient populations from which to draw participants in clinical trials. For example, we estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United States, approximately 50,000 people in the European Union (EU), and approximately 145,000 people in China. We are and will be required to identify and enroll a sufficient number of patients with the disorder under investigation for our clinical trials of tildacerfont. Potential patients may not be adequately diagnosed or identified with the disorders which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting these same endocrine disorders and are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. In addition, we have encountered difficulties in opening clinical trial sites and enrolling patients in our two ongoing Phase 2b clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

Before obtaining marketing approval from regulatory authorities for the sale of tildacerfont or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of tildacerfont and any future product candidates in humans. Clinical testing is expensive, time-consuming, and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (CROs) and other third parties for regulatory submissions for tildacerfont and any future product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional clinical trials or collect additional data independently. In either case, our development costs would increase.

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
▪
obtaining approval from one or more institutional review boards (IRBs) or Ethics Committees (ECs);
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
▪
a facility manufacturing tildacerfont or any of its components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (cGMP), regulations or other applicable requirements, or infections or cross-contaminations of tildacerfont in the manufacturing process;
▪
any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
▪
third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
▪
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (GCP), or other regulatory requirements;
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

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for tildacerfont and any future product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy (REMS), which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and may continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, the COVID-19 pandemic, the conflict between Ukraine and Russia and related sanctions, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

We have a banking relationship with SVB. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. While we have not experienced any losses in such accounts, the recent failure of SVB potentially exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are assessing how to prevent this exposure in the future, however, any potential future disruptions in access to bank deposits or lending commitments due to bank failures may expose us to significant credit risk.

In addition, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

If the size of the market opportunities in each of our target indications for tildacerfont and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of tildacerfont on treatments for rare endocrine disorders with relatively small patient populations. For example, we believe that tildacerfont has the potential to bring therapeutic benefit to patients suffering from endocrine disorders where the underlying pathophysiology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone (ACTH), including, but not limited to, non-classic CAH and a subpopulation of females with PCOS due to adrenal hyperandrogenism. Given the relatively small number of patients who have the disorders that we are targeting and intend to target with tildacerfont, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare endocrine disorders. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, while classic CAH is usually detected at birth through required newborn screening programs in most developed countries, new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In addition, the potentially addressable patient population for classic CAH may be limited or may not be amenable to treatment with tildacerfont, if approved. Further, even if we obtain significant market share for tildacerfont in classic CAH, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting this same endocrine disorder.

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

We are conducting and plan to conduct several clinical trials for tildacerfont in parallel over the next several years, including multiple clinical trials in adult and pediatric patients with classic CAH and in a subpopulation of females with PCOS. As a result, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of tildacerfont. Furthermore, research programs to identify additional indications for tildacerfont require substantial technical, financial, and human resources. We may also pursue additional formulations for tildacerfont, including transitioning from a tablet formulation to a granulate formulation or oral suspension. However, we may not successfully develop these additional formulations for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

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

We expect to submit a Marketing Authorization Application (MAA) to the EMA for approval of tildacerfont in the EU for the treatment of classic CAH. As with the FDA, obtaining approval of an MAA from the European Commission, which acts on the recommendation of the Committee for Medicinal Products for Human Use, is a similarly lengthy and expensive process and the EMA has its own procedures for assessing product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of tildacerfont in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of tildacerfont will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

We currently have no marketing and sales organization and have yet to commercialize a product. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell tildacerfont and any future product candidates, we may not be able to generate product revenues.

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. To commercialize tildacerfont and any future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We intend to build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States.

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

We conduct our operations in South San Francisco, California. This region serves as the headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of tildacerfont and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by tildacerfont and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 200 subjects across eight completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase (ALT) between five and nine times the upper limit of normal (ULN), elevations in aspartate aminotransferase (AST) less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. No cases of liver enzyme elevations above three times the ULN were observed in any patient receiving total daily doses of 600mg, which is approximately three times the proposed therapeutic dose for adults with classic CAH, and below. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for tildacerfont for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (DOJ), the Office of Inspector General of the U.S. Department of Health and Human Services (HHS), state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, and investigations, and civil and criminal sanctions by the FDA, DOJ, or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

Our business has been and could continue to be adversely affected by the evolving COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, as well as the business or operations of our manufacturers, CROs, or other third parties with whom we conduct business.

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

In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the Affordable Care Act), was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates are that it established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expands eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the Tax Act), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the United Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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
▪
potential liability under the U.S. Foreign Corrupt Practices Act of 1977 (FCPA) or comparable foreign regulations;
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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 70 years. We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc. is developing a CRF1 receptor antagonist and has initiated Phase 3 registrational trials in adult and pediatric classic CAH and plans to report topline results from both studies in 2023. Crinetics Pharmaceuticals, Inc. plans to initiate a Phase 2 clinical trial in 2023 to evaluate the safety and efficacy of an oral ACTH antagonist in adults with CAH. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof-of-concept clinical trial. In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue to use their steroid regimen. As high doses of corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products.

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

As of December 31, 2022, we had 27 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, we initiated enrollment in CAHmelia-203, our ongoing placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of A4 at baseline, and in CAHmelia-204, our second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction. We also initiated a Phase 2 open-label clinical trial in pediatric patients between two and 17 years of age with classic CAH and a Phase 2 proof-of-concept clinical trial in females with PCOS. Our future financial performance and our ability to commercialize tildacerfont will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, manufacturing, statistics and analysis, regulatory affairs, formulation development, and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for tildacerfont and any future product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize tildacerfont and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.

In September 2019, we entered into a Loan and Security Agreement (the Loan Agreement) providing for a term loan (the Term Loan) with Silicon Valley Bank. In April 2020, we entered into a deferral agreement with Silicon Valley Bank (the Deferral Agreement), whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank (the First Amendment), which increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. In May 2022, we entered into the Second Amendment with Silicon Valley Bank (the Second Amendment), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available. As of December 31, 2022, we had $5.0 million outstanding under the Loan Agreement. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

For a more detailed description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Agreements—Loan Agreement” and Note 6 to our financial statements, each included elsewhere in this Annual Report on Form 10-K.

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
▪
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales and medical representatives; and state and foreign laws, such as the European Union General Data Protection Regulation (GDPR) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive data). As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and our third-party collaborators, consultants, contractors, suppliers, and service providers are subject to a variety of evolving threats, including but not limited to physical or electronic break-ins, social engineering attempts (including through phishing and spam emails), malicious code (such as computer viruses and worms), malware (including as a result of advanced persistent intrusions), ransomware attacks, natural disasters, terrorism, war, server malfunctions, telecommunication and electrical failure, denial of service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, third-party research institution collaborators and other third parties to conduct clinical trials, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, alteration, encryption, access to, use or disclosure of, corruption of, or loss of sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we or the third parties upon whom we rely experience a security incident, applicable data privacy and security obligations may require us to notify relevant stakeholders, such as consumers, partners, collaborators, government authorities, and the media. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as significant liabilities, regulatory and enforcement actions (including investigations, fines, penalties, audits and inspections), reputational damage, additional reporting requirements and/or oversight, restrictions on processing sensitive data (including personal data), litigation, indemnification obligations, negative publicity, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other harms. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Additionally, the development and commercialization of tildacerfont could be delayed.

Furthermore, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, adverse publicity, and other adverse consequences, and could negatively affect our operating results and business.

We and the third parties upon which we rely may be subject to federal, state, local, and foreign data privacy and security laws and regulations, as well as other rules, standards, policies and contractual or other obligations, relating to the processing of personal data. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with any such obligations, this could result in enforcement actions that could include investigations, fines, penalties, audits and inspections, litigation (including class-action claims), additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data, or orders to destroy or not use personal data.

In the United States, numerous federal, state, and local laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and regulations, and other laws (e.g., wiretapping laws) that govern the processing of personal data could apply to our operations or the operations of the third parties upon which we rely. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that is subject to privacy and security requirements under HIPAA. If we violate HIPAA, we may be subject to significant administrative and civil penalties. Additionally, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the

CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security, including our processing of personal data. For example, our processing of personal data is or may become subject in certain circumstances to the EU GDPR and/or the UK GDPR. Each of these regulations requires stringent standards of data privacy and security concerning personal data and potentially significant sanctions. For example, companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to receive and/or further transfer onwards personal data that is processed subject to the EU GDPR and/or UK GDPR, or certain other data privacy and security regimes, due to limitations on cross-border data flows and/or actual or de facto data localization requirements. In particular, the EU GDPR and UK GDPR significantly restrict the transfer of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’ for the purposes of either or both of those regulations. Although there are currently various mechanisms that may be used to effect such cross-border transfers of personal data in compliance with the EU GDPR and UK GDPR, such as the European Commission’s ‘Standard Contractual Clauses’ and the United Kingdom’s ‘International Data Transfer Agreement / Addendum’, all such transfers mechanisms are open to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully effect cross-border transfers of personal data where required. Other jurisdictions relevant to our operations may implement, or adopt stringent interpretations of, their own data localization and cross-border data transfer laws. If there is no lawful manner for us to effect or be the recipient of cross-border transfers of personal data in compliance with the EU GDPR and/or UK GDPR, and/or other applicable data privacy and security obligations, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, patients about whom we or the third parties upon whom we rely to obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. We also publish privacy policies and other statements regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Compliance with data privacy and security obligations could require us to take on more onerous requirements in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or the third parties upon whom we rely ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations.

Failure to comply with data privacy and security obligations could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines, private litigation, and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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
▪
a decline in our share price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry an aggregate of up to $10.0 million of product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of any approved product, we may be unable to obtain such increased coverage on acceptable terms, or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2022, after reducing net operating losses (NOLs) and tax credits for amounts not expected to be utilized, we had federal NOL carryforwards of approximately $114.8 million and state NOL carryforwards of approximately $141.1 million. The federal NOL carryforwards arising in taxable years beginning prior to 2018 will begin to expire in 2036 and state NOL carryforwards will begin to expire in 2036, unless previously utilized. We also have federal and state tax credit carryforwards totaling $10.9 million and $1.2 million, respectively. The federal tax credit carryforwards will begin to expire in 2036, unless previously utilized. The state tax credits will not expire.

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2021 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of December 31, 2022, we recorded a full valuation allowance on our net deferred tax assets.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act and the recently enacted Inflation Reduction Act of 2022 includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the Inflation Reduction Act, or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the Tax Act, the CARES Act, the Inflation Reduction Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (APIs), and the finished products of tildacerfont or the associated packaging used in our current product format and we may rely on single source suppliers for clinical supply of API and drug product of tildacerfont. We will need to identify and qualify a third-party manufacturer prior to commercialization of tildacerfont, and we intend to enter into agreements for commercial production with third-party suppliers. As tildacerfont is intended to treat rare endocrine disorders, we will only require a low-volume of raw materials and APIs, and in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop tildacerfont and any future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of tildacerfont and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting tildacerfont, any future product candidates, and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

▪
the United States Patent and Trademark Office (USPTO) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
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
▪
other parties may have or may seek to design around our claims or develop technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same composition of matter, methods or formulations or by claiming subject matter that could dominate our patent position;
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

We cannot be certain that the claims in our issued patents and pending patent applications covering tildacerfont or any future product candidates will be considered patentable by the USPTO, courts in the United States, or by patent offices or courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property internationally.

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

For U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act (America Invents Act) was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is developing regulations and procedures to govern the administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and in particular, the “first to file” provisions, were enacted on March 16, 2013. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. It remains unclear what impact the America Invents Act will have on the operation of our business. As such, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of tildacerfont, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent extension term (PTE) of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC). If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market tildacerfont and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Where we obtain licenses from, grant licenses to, or collaborate with third parties, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology that we license to or from third parties in certain countries or regions. Such activities, if controlled by us, may require the input of such third parties. Such activities, if controlled by such third parties, may require the input of us. However, in either case, such third parties may not cooperate with us even where such third parties are obligated to do so. We may not align on strategies for prosecuting the relevant patent applications or maintaining the relevant patents. For example, such third-party may not cooperate with us and may decide to prosecute the patent application in a manner that is inconsistent with the best interests of our business, or fails to comply with applicable laws and regulations. The validity and enforceability of such patents or any patents that may issue from such patent applications may be affected.

We may also require the cooperation of our licensors, licensees, and collaborators to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and patent applications may not be prosecuted, maintained, and/or enforced in a manner consistent with the best interests of our business, or in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such patent applications. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, including making royalty and milestone payments, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license, or expiration of licensed patents or patent applications, could have a material adverse impact on our business. Our business would suffer if any such licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical or similar to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

Prior to the closing of our initial public offering (IPO) in October 2020, there was no public market for shares of our common stock. An active trading market for our shares may not be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. As a result of these and other factors, you may be unable to resell your shares of our common stock. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2022 to March 10, 2023 has ranged from a low of $0.99 to a high of $4.59. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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
▪
geopolitical and macroeconomic conditions, including the COVID-19 pandemic, the military conflict in Ukraine and Russia, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; and
▪
other events or factors, many of which are beyond our control.

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2025, or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, which would allow us to take advantage of many of the same exemptions available to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and reduced disclosure obligations regarding executive compensation. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, there were 23,601,004 shares of our common stock outstanding.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock. Pursuant to the securities purchase agreement, we are obligated to register for resale such securities. If these additional shares of common stock, and the shares of common stock issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, as amended, declared effective in February 2022, covering the sale of up to $200.0 million of our securities (the Shelf Registration). For example, in February 2022, we entered into an Open Market Sales AgreementSM (the Sales Agreement) with Jefferies, LLC (Jefferies), pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of December 31, 2022, we have not issued any shares of common stock pursuant to the Sales Agreement. In addition, in February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock. If these additional shares of common stock, and the shares of common stock issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2020 Plan, our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2020 Employee Stock Purchase Plan (ESPP), the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 441,280 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our new corporate headquarters are located at 611 Gateway Boulevard, Suite 740, South San Francisco, California 94080, where we occupy approximately 6,500 square feet of office space pursuant to a lease entered in December 2022, which began in December 2022 and expires in February 2028.

Our previous corporate headquarters were located at 2001 Junipero Serra Boulevard, Suite 640, Daly City, California 94014, where we occupied approximately 8,000 square feet of office space pursuant to a lease entered into in February 2020, which began in September 2020 and was terminated effective December 31, 2022.

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

Holders of Common Stock

As of March 10, 2023, we had 39,746,116 shares of common stock outstanding held by 44 holders of record, one of which was Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock for gross proceeds of $53.6 million, before deducting offering expenses payable by us. The purchase price per share of common stock and warrant was $3.17 per share (the “Purchase Price”) and the purchase price for the pre-funded warrants was the Purchase Price minus $0.01 per pre-funded warrant. The pre-funded warrants have a per share exercise price of $0.01 and the warrants have an exercise price of $3.96 per share, in each case subject to proportional adjustments in the event of stock splits or combinations or similar events. The pre-funded warrants and the warrants will be exercisable for a period of five years following the date of issuance. For each of the securities issued and sold, we relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. Each of the investors represented that it was an “accredited investor” as defined in Regulation D of the Securities Act and that it was acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Unless otherwise indicated, all references in this Annual Report to “Spruce,” the “company,” “we,” “our,” “us” or similar terms refer to Spruce Biosciences, Inc.

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia (CAH). Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 70 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had elevated adrenal hormones at baseline despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of elevated adrenal hormones at baseline. Furthermore, over 200 subjects across eight completed clinical trials to date have been administered tildacerfont with no drug-related serious adverse events (SAEs) reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of androstenedione (A4), at baseline and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline or highly elevated levels of A4 at baseline. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, which are designed to potentially support registration in the United States and Europe. Assuming positive results from these clinical trials, we plan to meet with the U.S. Food and Drug Administration (FDA) and certain comparable foreign regulatory authorities to discuss potential registration.

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023. We have also submitted a pediatric investigational plan (PIP) to the Pediatric Committee (PDCO) of the European Medicines Agency (EMA) regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Beyond classic CAH, we believe tildacerfont has potential utility in polycystic ovary syndrome (PCOS), and in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone (ACTH). PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We have identified a subpopulation of patients where elevated levels of adrenal androgens are the cause of disease. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated P.O.W.E.R., a Phase 2 proof-of-concept, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (DHEAS) levels at baseline. We anticipate topline results from the Phase 2 proof-of-concept clinical trial in the first half of 2023.

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

We intend to build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States. Given a relatively small number of endocrinologists and specialists treat a large proportion of patients with classic CAH, we believe this market can be effectively addressed with a modest-sized targeted commercial sales force, alongside various high-touch patient initiatives. If tildacerfont is approved for additional indications, we plan to leverage our rare disorder commercial infrastructure and expertise to efficiently address those patient populations. We will seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies in markets outside the United States. In January 2023, we and Kaken Pharmaceutical Co. Ltd. (Kaken) entered into an exclusive licensing agreement for the development and commercialization of tildacerfont for the treatment of CAH in Japan. Under the terms of the agreement, we will receive an upfront payment of $15.0 million from Kaken and will be eligible to receive additional payments upon the achievement of future development and commercial milestones, as well as tiered double-digit royalties on net sales in Japan. Kaken will be responsible for the clinical development and commercialization of tildacerfont in Japan, and we will retain all rights to tildacerfont in all other geographies. Kaken will also be responsible for securing and maintaining regulatory approvals necessary to market and sell tildacerfont in Japan.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the years ended December 31, 2022 and 2021, we incurred net losses of $46.2 million and $42.3 million, respectively, and used $41.7 million and $35.9 million of cash in operations, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $149.3 million and $103.1 million, respectively, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering (IPO) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Since inception through December 31, 2022, we have raised aggregate gross proceeds of $224.5 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock and $5.0 million from the issuance of debt. In February 2023, we raised aggregated gross proceeds of $53.6 million in a private placement financing. As of December 31, 2022 and 2021, we had cash, cash equivalents and investments of $79.1 million and $121.4 million, respectively.

We believe, based on our current operating plan, that our cash, cash equivalents and investments as of December 31, 2022, along with proceeds received from the February 2023 private placement and the $15.0 million upfront payment due to us under the Kaken License Agreement, will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Annual Report. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

▪
advance tildacerfont through our ongoing Phase 2b clinical trials in adult patients with classic CAH;
▪
advance clinical development of tildacerfont in additional indications, including pediatric classic CAH and a subpopulation of females with PCOS;
▪
pursue regulatory approvals of tildacerfont in patients with classic CAH and a subpopulation of females with PCOS;
▪
build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States;
▪
seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies in markets outside the United States;
▪
identify additional indications and formulations for which to investigate tildacerfont in the future and expand our pipeline of product candidates;
▪
implement operational, financial, and management information systems;
▪
hire additional personnel; and
▪
obtain, maintain, expand, and protect our intellectual property portfolio.

In February 2022, the U.S. Securities and Exchange Commission (SEC) declared effective a registration statement on Form S-3 (the Shelf Registration), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of December 31, 2022, we have not issued any shares of common stock under the Sales Agreement.

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock for gross proceeds of $53.6 million, before deducting offering expenses payable by us.

Our business has been and could continue to be adversely affected by the evolving COVID-19 pandemic. For example, the COVID-19 pandemic has resulted in and could result in delays to our clinical trials for numerous reasons including additional delays or difficulties in enrolling patients, diversion of healthcare resources away from the conduct of clinical trials, interruption or delays in the operations of the FDA or other regulatory authorities, and delays in clinical sites receiving the supplies and materials to conduct our clinical trials. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. At this time, the extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. In addition to the COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) took control and was appointed receiver of Silicon Valley Bank (SVB). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Material Agreements

License Agreement with Eli Lilly and Company (Lilly)

In May 2016, we entered into a license agreement (the Lilly License Agreement) with Lilly. Pursuant to the terms of the Lilly License Agreement, Lilly granted us an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how, and proprietary materials, which we refer to collectively as the Lilly IP, and such patents, the Lilly Licensed Patents, relating to the CRF1 receptor antagonist compounds either listed in the Lilly License Agreement or covered by patent rights controlled by Lilly, which we refer to collectively as the Lilly Compounds, to research, develop, commercialize, make, have made, use, sell, offer to sell, and import the Lilly Compounds and any products containing a Lilly Compound, including any products containing a Lilly Compound and one or more additional active pharmaceutical ingredients (APIs) other than a Lilly Compound, which we refer to collectively as the Lilly Licensed Products, for all pharmaceutical uses, including all diagnostic, therapeutic, and prophylactic uses, for human or animal administration. Lilly retained rights under the Lilly IP and the Lilly Licensed Patents for internal research purposes.

As partial consideration for the rights granted to us under the Lilly License Agreement, we made a one-time upfront payment to Lilly of $0.8 million. We are also required to pay Lilly up to an aggregate of $23.0 million upon the achievement, during the time the Lilly License Agreement remains in effect, of certain milestones relating to the clinical development and commercial sales of the Lilly Licensed Products. Such payments are for predetermined fixed amounts, are paid only upon the first occurrence of each such event and are due shortly after achieving the applicable milestone. In addition, we are required to pay Lilly tiered royalties on annual worldwide net sales of Lilly Licensed Products, with rates ranging from mid-single-digits to sub-teens (the Lilly Royalties). The Lilly Royalties shall commence on a country-by-country basis on the date of the first commercial sale of Lilly Licensed Product in such country, and shall expire on a country-by-country basis on the latest of the following dates: (i) the tenth anniversary of the date of first commercial sale in such country, (ii) the expiration in such country of the last-to-expire Lilly Licensed Patent having a valid claim covering the manufacture, use, or sale of the Lilly Licensed Product as commercialized in such country, and (iii) the expiration of any data or regulatory exclusivity period for the Lilly Licensed Product in such country. Upon such expiration, the license granted to us with respect to such country shall become fully paid-up, royalty-free, perpetual and irrevocable. In addition, the Lilly Royalties may be reduced upon the occurrence of certain events.

License Agreement with Kaken Pharmaceutical Co. Ltd. (Kaken)

On January 5, 2023, we entered into a Collaboration and License Agreement (the Kaken License Agreement) with Kaken. Under the terms of the Kaken License Agreement, we granted to Kaken the exclusive right to develop, manufacture and commercialize our product candidate, tildacerfont, for the treatment of CAH in Japan. Pursuant to the Kaken License Agreement, Kaken will be responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. We will retain all rights to tildacerfont in all other geographies.

We have also granted to Kaken a right of first negotiation with respect to the development, manufacturing and commercialization of tildacerfont for CAH in China (including Hong Kong, Taiwan, and Macau), South Korea and other specified southeastern Asian countries, and for indications other than CAH.

Pursuant to the Kaken License Agreement, Kaken is required to make an upfront payment to us of $15.0 million. In addition to the upfront payment, we are entitled to receive up to an aggregate of approximately $65.0 million (at exchange rates in effect on the date of the Kaken License Agreement) upon the achievement of specified milestones related to the development, regulatory approval and commercialization of tildacerfont in Japan, including the achievement of specified net sales thresholds, if approved. Kaken has agreed to pay us a non-creditable, non-refundable specified purchase price for each unit of Company-manufactured product supplied to Kaken for commercial sale. In addition, we will also be entitled to receive a royalty for each unit of non-Company manufactured product sold equal to a range of double-digit percentages up to the mid-twenties based on annual net sales of tildacerfont in Japan. Both the purchase price for each unit and the royalty rate are subject to reduction in certain circumstances as specified in the Kaken License Agreement. Kaken’s obligation to pay royalties will continue for ten years after the first commercial sale in Japan or, if later, until the expiration of regulatory exclusivity of tildacerfont or the expiration of the last valid claim of a Company-licensed patent covering tildacerfont in Japan (the Royalty Term).

We have agreed to supply Kaken’s clinical drug supply requirements of tildacerfont pursuant to a clinical supply agreement that the parties will enter into within ninety days of the effective date of the Kaken License Agreement. During the Royalty Term, we have agreed to supply Kaken’s requirements of tildacerfont pursuant to the Kaken License Agreement and a commercial supply agreement to be entered into by the parties, though Kaken may procure alternate suppliers. Following the Royalty Term, Kaken at its option may continue to purchase Company-manufactured tildacerfont at a purchase price equal to our manufacturing cost plus a low double-digit administrative fee.

Either party may terminate the Kaken License Agreement (i) in the event the other party shall have materially breached its obligations thereunder and such default shall have continued for a specified period after written notice thereof or (ii) upon the bankruptcy or insolvency of the other party. In addition, we may terminate the Kaken License Agreement upon prior written notice if Kaken ceases all development or commercialization activities for a specified period of time, subject to certain exceptions, or (ii) challenges the validity, enforceability or scope of any of the patents licensed by us to Kaken under the Kaken License Agreement, subject to certain conditions. Kaken may terminate the Kaken License Agreement at any time for convenience upon prior written notice provided within a specified period of time to us.

Loan Agreement with Silicon Valley Bank (SVB)

In September 2019, we entered into a Loan and Security Agreement, as subsequently amended (the Loan Agreement), with SVB providing for a term loan (the Term Loan) for an aggregate principal amount of $4.5 million.

In March 2021, we entered into a First Amendment to Loan and Security Agreement (the First Amendment) which increased the aggregate principal amount of the Term Loan to $30.0 million, of which $20.0 million was immediately available under the first tranche (the First Tranche) and $10.0 million was available under the second tranche through December 31, 2022 (the Second Tranche) subject to the completion of certain clinical or financial milestones. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026.

In May 2022, we entered into a Second Amendment to Loan and Security Agreement (the Second Amendment) which amended the milestones for the Second Tranche, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms.

As of December 31, 2022 and 2021, the outstanding principal was comprised of $5.0 million under the First Tranche. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest.

The final payment is due on the maturity date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million (the Supplemental Final Payment which is 6.0% of the original funded principal amount of the First Tranche). We may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the First Tranche, and any bank expenses become due and payable.

We are subject to customary affirmative and restrictive covenants under the Loan Agreement. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than intellectual property. We also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As of December 31, 2022, management believes that we are in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

Components of Results of Operations

Operating Expenses

We classify operating expenses into two main categories: (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist of external and internal expenses incurred in connection with our research activities and development programs.

These expenses include:

▪
external expenses, consisting of:
o
clinical development—expenses associated with clinical research organizations (CROs) engaged to manage and conduct clinical trials and other outside services;
o
preclinical studies—expenses associated with preclinical studies and clinical pharmacology;
o
manufacturing—expenses associated with contract manufacturing; labeling, packaging, and distribution of clinical trial supplies, and consulting;
o
other research and development—expenses associated with business operations, quality and regulatory compliance; and
▪
internal expenses, consisting of personnel, including expenses for salaries, bonuses, benefits, stock-based compensation, as well as allocation of certain expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense, for executive, finance, and other administrative functions. General and administrative expenses also include legal fees, professional fees, insurance costs, facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, Inc. (Nasdaq) listing rules.

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

Results of Operations

Comparisons of the Year Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$35,198	$30,698	$4,500
General and administrative	12,085	11,368	717
Total operating expenses	47,283	42,066	5,217
Loss from operations	(47,283)	(42,066)	(5,217)
Interest expense	(420)	(345)	(75)
Interest and other income, net	1,523	119	1,404
Net loss	$(46,180)	$(42,292)	$(3,888)

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	Change
External expenses:
Clinical development	$24,085	$18,774	$5,311
Manufacturing	3,316	4,036	(720)
Preclinical studies	397	1,591	(1,194)
Other research and development	391	400	(9)
Internal expenses:
Personnel	6,610	5,557	1,053
Allocated overhead	399	340	59
Total research and development expenses	$35,198	$30,698	$4,500

Research and development expenses increased by $4.5 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The overall increase in research and development expenses was primarily related to an increase in clinical development activities associated with the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS, partially offset by decreases in preclinical studies and manufacturing. Preclinical expenses decreased due to the completion of certain trials, while manufacturing expenses decreased due to the timing of planned manufacturing activities related to clinical drug supply. There was also an increase in personnel expenses attributable to an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The overall increase in general and administrative expenses was primarily driven by an increase in professional services, including legal, finance and accounting.

Interest Expense

Interest expense increased by $0.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 and was related to higher interest on the Term Loan in 2022.

Interest and Other Income, Net

Interest and other income, net increased by $1.4 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to a $0.8 million gain on the termination of the Daly City lease in December 2022 and higher yield earned on investment balances in 2022.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2022 and 2021, we had an accumulated deficit of $149.3 million and $103.1 million, respectively. As of December 31, 2022 and 2021, we had cash, cash equivalents and investments of $79.1 million and $121.4 million, respectively. Since inception through December 31, 2022, we have raised aggregate gross proceeds of $224.5 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, and $5.0 million from the issuance of debt. In February 2023, we raised aggregated gross proceeds of $53.6 million in a private placement financing.

We believe, based on our current operating plan, that our cash, cash equivalents and investments as of December 31, 2022, along with proceeds received from the February 2023 private placement, will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Annual Report. In addition, we believe based on our current operating plan, that our cash, cash equivalents and investments as of December 31, 2022, along with proceeds received from the February 2023 private placement and the $15.0 million upfront payment due to us under the Kaken License Agreement, is expected to allow us to fund operating and capital expenditures into the first half of 2025.

We have a banking relationship with SVB. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. While we have not experienced any losses in such accounts, the recent failure of SVB potentially exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are assessing how to prevent this exposure in the future, however, any potential future disruptions in access to bank deposits or lending commitments due to bank failures may expose us to significant credit risk.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the Offering). We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Select Market (Nasdaq), the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of December 31, 2022, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

Private Placement

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock for gross proceeds of $53.6 million, before deducting offering expenses payable by us.

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
▪
the costs associated with commercialization;
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
▪
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
▪
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

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

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic events, such as the COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Material Cash Requirements

As of December 31, 2022, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $5.6 million. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Material Agreements — Loan Agreement" above.

As of December 31, 2022, the total lease liability for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.7 million.

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

We have also entered into the Lilly License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the Lilly License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. In addition to royalty payments on future sales, we are also required to pay up to an aggregate of $23.0 million upon the achievement of certain milestones. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of the Lilly License Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — License Agreement with Eli Lilly and Company” above.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash used in operating activities	$(41,683)	$(35,877)	$(5,806)
Net cash provided by (used in) investing activities	23,692	(79,168)	102,860
Net cash provided by (used in) financing activities	(241)	643	(884)
Net decrease in cash, cash equivalents, and restricted cash	$(18,232)	$(114,402)	$96,170

Cash Used in Operating Activities

Net cash used in operating activities increased by $5.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to higher cash payments driven by increased clinical development activities associated with the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. Additionally, there were higher personnel-related payments driven by increased headcount and higher payments for increased professional services, including legal, finance and accounting.

Cash Used in Investing Activities

For the year ended December 31, 2022, cash provided by investing activities was $23.7 million, consisting primarily of proceeds from maturities of available for sale securities of $60.5 million offset by purchases of available for sale securities of $36.8 million.

For the year ended December 31, 2021, cash used in investing activities was $79.2 million, consisting of purchases of available for sale securities of $79.1 million and $0.1 million related to the purchase of property and equipment.

Cash Provided by Financing Activities

For the year ended December 31, 2022, cash used in financing activities was $0.2 million, consisting primarily of payments of deferred offering costs offset by proceeds received from issuance of shares pursuant to our employee stock purchase plan. For the year ended December 31, 2021, cash provided by financing activities was $0.6 million, consisting primarily of net proceeds from the issuance of long-term debt and proceeds from exercise of stock options and issuance of shares pursuant to our employee stock purchase plan.

Segments

We operate and manage our business as one operating segment, which is the business of developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 of the financial statements to this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash, cash equivalents and investments as of December 31, 2022 consisted of $79.1 million in bank deposits, money market funds, U.S. treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of December 31, 2022 and 2021, a hypothetical 1% change in interest rates would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, as of December 31, 2022, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Spruce Biosciences, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spruce Biosciences, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, Nevada

March 16, 2023

SPRUCE BIOSCIENCES, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$24,487	$42,748
Short-term investments	54,590	46,221
Prepaid expenses	3,320	2,530
Other current assets	1,211	396
Total current assets	83,608	91,895
Long-term investments	—	32,459
Operating lease right-of-use asset	1,400	1,479
Other assets	640	653
Total assets	$85,648	$126,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,426	$2,823
Accrued expenses and other current liabilities	9,399	6,048
Term loan, current portion	1,622	—
Total current liabilities	12,447	8,871
Operating lease liability, net of current portion	1,261	1,293
Term loan, net of current portion	3,293	4,878
Other liabilities	161	73
Total liabilities	17,162	15,115
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2022 and 2021; 23,601,004 and 23,491,881 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	218,354	214,685
Accumulated other comprehensive loss	(558)	(184)
Accumulated deficit	(149,313)	(103,133)
Total stockholders’ equity	68,486	111,371
Total liabilities and stockholders’ equity	$85,648	$126,486

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$35,198	$30,698
General and administrative	12,085	11,368
Total operating expenses	47,283	42,066
Loss from operations	(47,283)	(42,066)
Interest expense	(420)	(345)
Interest and other income, net	1,523	119
Net loss	(46,180)	(42,292)
Other comprehensive loss, net of tax:
Unrealized loss on available for sale securities	(374)	(184)
Total comprehensive loss	$(46,554)	$(42,476)
Net loss per share, basic and diluted	$(1.96)	$(1.81)
Weighted-average shares of common stock outstanding, basic and diluted	23,527,116	23,361,416

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2021	23,260,399	$2	$210,266	$—	$(60,841)	$149,427
Exercise of common stock options	211,439	1	327	—	—	328
Issuance of common stock related to employee stock purchase plan	20,043	—	134	—	—	134
Stock-based compensation	—	—	3,958	—	—	3,958
Unrealized loss on available for sale securities	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(42,292)	(42,292)
Balance as of December 31, 2021	23,491,881	3	214,685	(184)	(103,133)	111,371
Exercise of common stock options	992	—	2	—	—	2
Issuance of common stock related to employee stock purchase plan	66,299	—	76	—	—	76
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	41,832	—	(40)	—	—	(40)
Stock-based compensation	—	—	3,631	—	—	3,631
Unrealized loss on available for sale securities	—	—	—	(374)	—	(374)
Net loss	—	—	—	—	(46,180)	(46,180)
Balance as of December 31, 2022	23,601,004	$3	$218,354	$(558)	$(149,313)	$68,486

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(46,180)	$(42,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,631	3,958
Depreciation and amortization	74	68
Amortization of premium on available-for-sale securities	16	121
Non-cash lease expense	355	313
Gain on lease termination	(750)	—
Loss on disposal of property and equipment	39	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(817)	415
Other assets	90	197
Accounts payable	(1,397)	(805)
Accrued expenses and other current liabilities	3,587	2,304
Operating lease liability, net of current portion and other liabilities	(331)	(156)
Net cash used in operating activities	(41,683)	(35,877)
Cash flows from investing activities
Proceeds from maturities of investments	60,500	—
Purchases of investments	(36,800)	(79,075)
Purchases of property and equipment	(8)	(93)
Net cash provided by (used in) investing activities	23,692	(79,168)
Cash flows from financing activities
Proceeds from exercise of common stock options	2	328
Proceeds from issuance of common stock related to employee stock purchase plan	76	134
Payment of deferred offering costs	(279)	(39)
Tax withholding payments on restricted stock units	(40)	—
Proceeds from issuance of term loan, net of issuance costs of $10	—	4,990
Repayment of term loan	—	(4,770)
Net cash provided by (used in) financing activities	(241)	643
Net decrease in cash, cash equivalents, and restricted cash	(18,232)	(114,402)
Cash, cash equivalents, and restricted cash at beginning of period	42,964	157,366
Cash, cash equivalents, and restricted cash at end of period	$24,732	$42,964

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$24,487	$42,748
Restricted cash, short-term (included in other current assets)	216	—
Restricted cash, long-term (included in other assets)	29	216
Total cash, cash equivalents, and restricted cash	$24,732	$42,964

Supplemental cash flow data:
Cash paid for interest on term loan	$266	$207
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset recognized in exchange for lease liability	$1,418	$—
Deferred offering costs included in accrued expenses	$53	$52

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (the Company) is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. The Company is initially developing its wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy for patients suffering from classic congenital adrenal hyperplasia (CAH). The Company is also developing tildacerfont for females suffering from polycystic ovary syndrome (PCOS) with adrenal dysfunction. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in April 2016.

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

Open Market Sales Agreement

In February 2022, the U.S. Securities and Exchange Commission (SEC) declared effective a registration statement on Form S-3 (the Shelf Registration), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the Sales Agreement) with Jefferies LLC (Jefferies) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of December 31, 2022, we have not issued any shares of common stock under the Sales Agreement.

Liquidity and Capital Resources

The Company believes that based on its current operating plan, its cash, cash equivalents and investments of $79.1 million as of December 31, 2022, along with proceeds received from the February 2023 private placement (see Note 14) and the $15.0 million upfront payment due to the Company under the Kaken License Agreement (see Note 14), will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the year ended December 31, 2022, the Company incurred a net loss of $46.2 million and used $41.7 million of cash in operations. As of December 31, 2022, the Company had an accumulated deficit of $149.3 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities and debt.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. Certain prior period amounts in the balance sheet and the statement of cash flows have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, accrued research and development expenses, stock-based compensation, and uncertain tax positions. The Company bases its estimates on its historical experience and on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

In addition to the COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (SVB), at which the Company held cash and cash equivalents in multiple accounts, potentially exposed the Company to significant credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value.

Restricted Cash

The Company had $0.2 million of restricted cash as of December 31, 2022 and 2021, which is related to collateralized cash in connection with letters of credit issued on behalf of the Company for the security deposits required under operating leases. Short-term restricted cash is included in other current assets on the balance sheets and long-term restricted cash is included in other assets on the balance sheets.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, prepaid expenses, accounts payable, term loan, and accrued expenses. The carrying value of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The estimated fair value of the term loan is based on market observable interest rates, which is considered a Level 2 fair value measurement.

Investments

Investments consist of money market funds, U.S. treasury securities and corporate bonds. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

Unrealized gains and losses on available-for-sale investments are reported in accumulated other comprehensive loss as a separate component of stockholders’ equity. Investments are regularly reviewed for other-than-temporary declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold is based on the specific identification method.

Leases

The Company determines if an arrangement includes a lease at inception. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use asset includes any lease payments made on or before the lease commencement date, less lease incentives received. The incremental borrowing rate is used in determining the present value of future payments. The Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease terms may include options to extend or terminate the lease. Lease expense for operating leases is recognized on a straight-line basis over the non-cancelable lease term. Variable lease expense relates primarily to office lease common area maintenance, insurance, and property taxes, is expensed as incurred, and is excluded from the calculation of the lease liability and right-of-use-asset. The Company does not have any finance leases.

The Company has elected not to recognize a right-of-use asset and lease liability for short-term leases. A short-term lease is a lease with an expected lease term of 12 months or less and which does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Lease agreements that include lease and non-lease components are accounted for as a single lease component.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and are included in other assets on the balance sheets. Depreciation expense is calculated using the straight-line method over the estimated useful life of the respective asset and begins at the time the asset is placed into service. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized.

The useful lives of property and equipment are as follows:

Computer and office equipment	3 years
Computer software	3 years
Furniture and fixtures	5 years
Manufacturing machinery and equipment	7 years
Leasehold improvements	Lesser of lease term of 15 years

Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses during the years ended December 31, 2022 and 2021.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using a fair value-based method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options, restricted stock units (RSUs) and purchase rights under the Employee Stock Purchase Plan (ESPP). The Company estimates the fair value of stock options and purchase rights granted under the ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. The model requires management to make a number of assumptions which include the following:

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

The fair value of RSUs, including RSUs subject to performance-based vesting conditions, is based on the grant-date fair value of the Company's stock price.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Company accounts for forfeitures as they occur.

For options and RSUs that vest upon the satisfaction of certain performance conditions, the Company recognizes compensation expense when it becomes probable that the performance conditions will be met. When the criteria are deemed probable of being met, the Company records cumulative compensation expense in the period the performance criteria are deemed probable of being met and recognizes the remaining compensation expense on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company estimates actual current tax exposure together with assessing temporary differences resulting from differences in accounting for reporting purposes and tax purposes for certain items, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statements of operations and comprehensive loss become deductible expenses under applicable income tax laws or when net operating loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.

The Company assesses the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income and on-going prudent and feasible tax planning initiatives. Based upon the weight of available evidence, the Company has determined that net deferred tax assets should be fully offset by a valuation allowance. When the Company establishes or reduces the valuation allowance against its net deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

The Company accounts for uncertainty in income taxes in accordance with Accounting Standards Codification 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by tax authorities, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

Comprehensive loss

Comprehensive loss represents the net loss for the period and other comprehensive income. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ equity and are not reflected in the statements of operations. The Company’s other comprehensive loss consists of changes in unrealized gains and losses on available-for-sale investments, net of tax. There was no income tax effect related to unrealized gains and losses during the years ended December 31, 2022 and 2021.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, outstanding stock options, RSUs, and shares expected to be issued pursuant to the

ESPP are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for non-EGC’s electing to use the extended transition period for complying with new or revised accounting standards for fiscal years beginning after December 15, 2019, and for EGC’s for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2023. The Company is currently assessing the impact of adopting this standard.

3. Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds and U.S. treasury securities as Level 1 investments as the Company uses quoted prices in active markets for identical assets to determine the fair value. The Company classifies corporate bonds and commercial paper as Level 2 investments as the Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades of or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$22,496	$—	$—	$22,496
Total cash equivalents		22,496	—	—	22,496
U.S. treasury securities	Level 1	43,779	1	(516)	43,264
Corporate bonds	Level 2	11,369	—	(43)	11,326
Total short-term investments		55,148	1	(559)	54,590
Total cash equivalents and investments		$77,644	$1	$(559)	$77,086

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$38,067	$—	$—	$38,067
Total cash equivalents		38,067	—	—	38,067
U.S. treasury securities	Level 1	5,999	—	(13)	5,986
Corporate bonds	Level 1	6,285	—	(23)	6,262
Commercial paper	Level 2	33,973	—	—	33,973
Total short-term investments		46,257	—	(36)	46,221
U.S. treasury securities	Level 1	24,137	—	(114)	24,023
Corporate bonds	Level 1	8,470	—	(34)	8,436
Total long-term investments		32,607	—	(148)	32,459
Total cash equivalents and investments		$116,931	$—	$(184)	$116,747

The Company did not have any financial liabilities recorded at fair value on a recurring or non-recurring basis as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, accrued interest on investments recorded in other assets was $0.1 million.

There have been no realized gains or losses on available for sale securities for the periods presented. Unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the balance sheets. Investments that were in an unrealized loss position consisted of (in thousands):

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$16,743	$(77)	$23,585	$(439)	$40,328	$(516)
Corporate bonds	—	—	11,326	(43)	11,326	(43)
Total short-term investments	$16,743	$(77)	$34,911	$(482)	$51,654	$(559)

As of December 31, 2021, there were no investments that were in a continuous unrealized loss position for more than 12 months.

As of December 31, 2022 and 2021, unrealized losses on available for sale securities were not attributed to credit risk and are considered temporary as the Company (i) does not intend to sell these securities, (ii) does not believe it is more likely than not that it will be required to sell these securities before the recovery of their amortized cost basis and (iii) believes that it is more-likely-than-not that investments in an unrealized loss position will be held until maturity or the cost basis of the investment will be recovered. To date, the Company has not recorded any impairment charges on securities related to other-than-temporary declines in fair value.

The Company’s cash equivalents and short-term investments are due within one year. As of December 31, 2022, the weighted-average remaining contractual maturities of available for sale securities was approximately 4 months.

The estimated fair value of the term loan was $4.9 million and $5.0 million as of December 31, 2022 and 2021, respectively, and was based on market observable interest rates, a Level 2 input.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development expenses	$7,449	$3,837
Accrued compensation and benefits	1,286	1,435
Accrued general and administrative expenses	525	416
Operating lease liability, current portion	139	360
Total accrued expenses and other current liabilities	$9,399	$6,048

Accrued research and development expenses were primarily related to clinical trials and manufacturing of clinical drug supply.

5. Operating Leases

The Company leases space under non-cancelable operating leases which require the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance.

In February 2020, the Company entered into a non-cancelable operating lease for approximately 8,000 square feet of office space in Daly City, California with a commencement date of September 2020 and an expiration date of November 2025 (the Daly City Lease). On November 28, 2022, the Company entered into a lease termination agreement with the landlord to terminate the Daly City Lease effective December 31, 2022. As consideration, in January 2023, the landlord paid the Company a termination fee of $0.6 million and returned the existing letter of credit of $0.2 million. On December 31, 2022, in connection with the termination, the Company derecognized the right-of-use asset and the lease liability in the balance sheet and recognized a gain on termination of $0.8 million in interest and other income, net in the statement of operations and comprehensive loss.

In December 2022, the Company entered into a non-cancelable operating lease for approximately 6,500 square feet of office space in South San Francisco, California, which commenced in December 2022 and expires in February 2028 (the South San Francisco Lease). Total minimum rental payments for the South San Francisco Lease are $1.7 million over the lease term. The Company has an option to extend the lease term of the South San Francisco Lease for an additional three years which has not been included in the lease term as it is not reasonably certain that the Company will exercise this option. The Company will also be responsible for the payment of additional rent to cover the Company's share of the annual operating and tax expense for the building. Under the terms of the South San Francisco Lease, the Company issued a letter of credit to the landlord of $29 thousand, which is collateralized by a restricted cash deposit of $29 thousand.

Other information related to operating leases was follows (dollar amounts in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs	$465	$441
Cash paid for operating lease liabilities	$492	$376
Weighted average remaining lease term (years)	5.2	3.9
Weighted average discount rate	8.0%	7.0%

Variable lease expense for the years ended December 31, 2022 and 2021 was immaterial.

Future minimum lease commitments under the Company’s non-cancelable operating leases as of December 31, 2022 were as follows (in thousands):

Year ending December 31,
2023	$249
2024	341
2025	351
2026	362
2027	373
Thereafter	64
Total undiscounted operating lease payments	1,740
Less: present value discount	(340)
Total operating lease liability	$1,400
Operating lease liability, current portion*	$139
Operating lease liability, net of current portion	1,261
Total operating lease liability	$1,400

* included in accrued expenses and other current liabilities on the balance sheets

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

In March 2021, the Company entered into a First Amendment to Loan and Security Agreement (the First Amendment), which increased the aggregate principal amount of the Term Loan to $30.0 million, of which $20.0 million was immediately available under the first tranche (First Tranche) and $10.0 million was available under the second tranche through December 31, 2022 (Second Tranche), subject to the completion of certain clinical or financial milestones. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026.

In May 2022, the Company entered into a Second Amendment to Loan and Security Agreement (the Second Amendment), which amended the milestones for the Second Tranche, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms.

As of December 31, 2022, the carrying value of the Term Loan was $4.9 million, consisting of the outstanding principal under the First Tranche of $5.0 million, less unamortized debt discount and issuance costs of $0.1 million which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of December 31, 2022, the stated interest rate of the Term Loan was 8.0%.

The final payment is due on the maturity date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million (the Supplemental Final Payment which is 6.0% of the original funded principal amount of the First Tranche). The Company may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the First Tranche, and any bank expenses become due and payable.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of December 31, 2022, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of December 31, 2022, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2023	$1,966
2024	1,836
2025	1,704
2026	136
Total	$5,642
Less: interest	(642)
Term loan, gross	$5,000
Less: unamortized debt issuance costs	(85)
Less: term loan, current portion	(1,622)
Term loan, net of current portion	$3,293

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

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021 and management is not aware of any pending or threatened litigation.

8. Capital Structure

Common Stock

As of December 31, 2022 and 2021, the Company was authorized to issue 200,000,000 shares of $0.0001 par value common stock, respectively. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (Board of Directors). The holder of each share of common stock is entitled to one vote. As of December 31, 2022, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	December 31,
	2022	2021
Stock options, issued and outstanding	4,166,194	2,215,942
Restricted and performance stock units, issued and outstanding	1,996,128	460,000
Shares available for future issuance under 2020 Equity Incentive Plan	940,061	2,636,506
Employee stock purchase plan, available for future issuance	601,819	433,200
Total shares reserved	7,704,202	5,745,648

9. Stock-Based Compensation

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

Under the 2020 Plan and the 2016 Plan, individuals can be granted the ability to early exercise their options. There were no shares, related to the early exercise of options, subject to repurchase by the Company as of December 31, 2022. As of December 31, 2022, 940,061 shares remained available for issuance under the 2020 Plan and no shares remained available for issuance under the 2016 Plan.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	2,215,942	$4.72	6.9	$3,959
Granted	2,811,375	$2.86
Exercised	(992)	$1.39
Forfeited	(860,131)	$5.13
Balance as of December 31, 2022	4,166,194	$3.38	7.7	$52
Vested and expected to vest as of December 31, 2022	4,026,194	$3.33	7.6	$52
Vested and exercisable as of December 31, 2022	1,464,223	$3.64	4.8	$52

Stock options vested and expected to vest differs from total stock options outstanding as it excludes 140,000 performance-based stock options for which the performance criteria is not considered probable of achievement as of December 31, 2022.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised was immaterial and $2.0 million for the years ended December 31, 2022 and 2021, respectively. The total fair value of options vested was $1.9 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively.

Restricted Stock Units (RSUs)

A summary of the Company’s RSU activity and related information is as follows (in thousands, except share and per share amounts):

	Number of RSUs	Weight-Average Grant Date Fair Value
Balance as of December 31, 2021	460,000	$2.48
Granted	1,818,200	$1.24
Vested	(113,284)	$2.50
Forfeited	(168,788)	$2.51
Balance as of December 31, 2022	1,996,128	$1.35

During the year ended December 31, 2022, the Company granted 1,818,200 RSUs, including 955,775 RSUs subject to time-based vesting in installments through December 2026 and 862,425 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones.

As of December 31, 2022, the Company has granted 1,092,425 RSUs subject to performance-based vesting conditions, of which 126,713 RSUs are considered probable of achievement.

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

Except for the initial offering period, the ESPP provides for 24-month offering periods starting every January 1st and July 1st, each consisting of four six-month purchase periods. As of December 31, 2022, 601,819 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

For the years ended December 31, 2022 and 2021, the weighted-average fair value of options granted was $2.34 and $8.55 per share, respectively.

The Company estimated the fair value of stock options and purchase rights under ESPP using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2022		2021
	Options	ESPP	Options	ESPP
Expected term (in years)	6.0	1.4	6.0	1.4
Expected volatility	105.4%	77.2%	102.8%	78.7%
Risk-free interest rate	2.4%	2.2%	0.9%	0.1%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock-based compensation expense related to stock options, RSUs and ESPP that is included in the Company’s statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$929	$1,045
General and administrative	2,702	2,913
Total stock-based compensation expense	$3,631	$3,958

As of December 31, 2022, there was approximately $7.2 million of total unrecognized stock-based compensation expense, which is expected to be recognized over an estimated weighted-average vesting term of 2.4 years.

10. License Agreement

In May 2016, the Company entered into a license agreement (the Lilly License Agreement), with Eli Lilly and Company (Lilly). Pursuant to the terms of the Lilly License Agreement, Lilly granted the Company an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how and proprietary materials related to certain compounds, to research, develop, and commercialize such compounds for all pharmaceutical uses.

As partial consideration for the rights granted to the Company under the Lilly License Agreement, the Company made a one-time upfront payment to Lilly of $0.8 million during the year ended December 31, 2016, which was recorded as research and development expense as there was no alternative use due to the early stage of the technology. The Company is also required to pay Lilly up to an aggregate of $23.0 million upon the achievement, during the time the Lilly License Agreement remains in effect, of certain milestones relating to the clinical development and commercial sales of products licensed under the Lilly License Agreement. Such payments are for predetermined fixed amounts, are paid only upon the first occurrence of each event, and are due shortly after achieving the applicable milestone. In addition, the Company is required to pay Lilly tiered royalties on annual worldwide net sales with rates ranging from mid-single-digits to sub-teens. No additional amounts were paid by the Company to Lilly during any of the periods presented, nor were due as of such dates pursuant to the Lilly License Agreement.

The Lilly License Agreement will remain in effect, unless earlier terminated, until the expiration of the royalty payment obligations. Royalties are payable on a product-by-product and country-by-country basis from the first commercial sale of the product until the later of (i) the tenth anniversary of the date of first commercial sale in such country, (ii) the expiration in such country of the last-to-expire licensed patent having a valid claim covering the manufacture, use or sale of the licensed product as commercialized in such country, and (iii) the expiration of any data or regulatory exclusivity period for the licensed product in such country.

11. Income Taxes

The Company did not have any income tax expense for the years ended December 31, 2022 and 2021. The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income tax, net of federal benefit	7.0	7.0
Nondeductible expenses	(0.5)	(0.4)
Tax credits	8.9	5.3
Change in valuation allowance	(36.4)	(33.0)
Other	—	0.1
Effective tax rate	—%	—%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$33,871	$27,570
Capitalized research and experimental costs	5,559	—
Accruals	369	99
Intangible assets	116	131
Tax credits	8,878	4,766
Operating lease liability	392	463
Other	1,568	785
Total gross deferred tax assets	50,753	33,814
Valuation allowance	(50,359)	(33,397)
Total deferred tax assets	394	417
Deferred tax liabilities:
Operating lease right-of-use asset	(392)	(414)
Other	(2)	(3)
Total deferred tax liabilities	(394)	(417)
Total net deferred tax assets	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2022, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The valuation allowance increased by $17.0 million during the year ended December 31, 2022, primarily due to an increase in the net operating loss (primarily from pre-tax book loss) and the current year capitalization of Section 174 research and experimental costs. The valuation allowance increased by $13.9 million during the year ended December 31, 2021, primarily due to an increase in the net operating loss (primarily from pre-tax book loss).

As of December 31, 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $114.8 million and $141.1 million, respectively, both of which will begin to expire in 2036 with the exception of $107.7 million of the Company's federal net operating losses that carry over indefinitely.

As of December 31, 2022, the Company had federal general business credit and state research and development credit carryforwards of approximately $10.9 million and $1.2 million, respectively. The federal general business credit carryforwards will begin to expire in 2036 while the California research credit carryforwards have an indefinite life.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (IRC Section 382). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.

The Company files income tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company is not currently under audit by the Internal Revenue Service or any other similar state, local, or foreign authority. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

Uncertain Income Tax Positions

The Company had approximately $3.0 million and $1.6 million of unrecognized tax benefits as of December 31, 2022 and 2021, respectively. No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. The unrecognized tax benefits would not impact the annual effective tax rate if recognized because the Company has recorded a valuation allowance on its deferred tax assets. The Company does not expect the amount of unrecognized tax benefits to materially change in the next 12 months. As of December 31, 2022 and 2021, the Company has not recognized any tax-related penalties or interest in its financial statements.

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021
Balance at the beginning of the period	$1,589	$1,094
Increases based on tax positions related to current period	1,433	693
Decreases based on tax positions related to current period	(63)	(198)
Balance at the end of the period	$2,959	$1,589

12. 401(k) Retirement Savings Plan

In December 2017, the Company adopted a plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees who have met certain eligibility requirements. Under the 401(k), employees may elect to contribute a portion of their eligible compensation, subject to certain limitations. The Company started making matching employer contributions to the 401(k) Plan during the year ended December 31, 2022 and incurred expense of $0.1 million.

13. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(46,180)	$(42,292)
Denominator:
Weighted-average shares of common stock outstanding	23,527,116	23,361,416
Net loss per share, basic and diluted	$(1.96)	$(1.81)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	December 31,
	2022	2021
Shares subject to outstanding common stock options	4,166,194	2,215,942
Shares subject to outstanding RSUs	1,996,128	460,000
Estimated shares issuable under the ESPP	303,236	67,253
Total	6,465,558	2,743,195

14. Subsequent Events

License Agreement with Kaken Pharmaceutical Co., LTD. (Kaken)

On January 5, 2023, the Company entered into a Collaboration and License Agreement (the Kaken License Agreement) with Kaken. Under the terms of the Kaken License Agreement, the Company granted to Kaken the exclusive right to develop, manufacture and commercialize the Company’s product candidate, tildacerfont, for the treatment of CAH in Japan. Pursuant to the Kaken License Agreement, Kaken will be responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. The Company will retain all rights to tildacerfont in all other geographies.

The Company has also granted to Kaken a right of first negotiation with respect to the development, manufacturing and commercialization of tildacerfont for CAH in China (including Hong Kong, Taiwan, and Macau), South Korea and other specified southeastern Asian countries, and for indications other than CAH.

Pursuant to the Kaken License Agreement, Kaken is required to make an upfront payment to the Company of $15.0 million. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of approximately $65.0 million (at exchange rates in effect on the date of the Kaken License Agreement) upon the achievement of specified milestones related to the development, regulatory approval and commercialization of tildacerfont in Japan, including the achievement of specified net sales thresholds, if approved. Kaken has agreed to pay the Company a non-creditable, non-refundable specified purchase price for each unit of Company-manufactured product supplied to Kaken for commercial sale. In addition, the Company will also be entitled to receive a royalty for each unit of non-Company manufactured product sold equal to a range of double-digit percentages up to the mid-twenties based on annual net sales of tildacerfont in Japan. Both the purchase price for each unit and the royalty rate are subject to reduction in certain circumstances as specified in the Kaken License Agreement. Kaken’s obligation to pay royalties will continue for ten years after the first commercial sale in Japan or, if later, until the expiration of regulatory exclusivity of tildacerfont or the expiration of the last valid claim of a Company-licensed patent covering tildacerfont in Japan.

Private Placement Financing

On February 8, 2023, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with certain institutional investors (the Purchasers), pursuant to which the Company agreed to sell and issue (i) 16,116,000 shares of the Company’s common stock (Common Stock), (ii) pre-funded warrants to purchase 800,000 shares of Common Stock (the Pre-Funded Warrants) to a Purchaser and (iii) 12,687,000 warrants to purchase Common Stock (the Standard Warrants and together with the Pre-Funded Warrants, the Warrants) in a private placement transaction (the Private Placement). Each Purchaser’s Standard Warrant is exercisable for a number of shares of Common Stock equal to seventy-five percent of the aggregate number of shares of Common Stock and shares of Common Stock underlying Pre-Funded Warrants, if applicable, purchased by such Purchaser. The purchase price per share of Common Stock and Standard Warrant was $3.17 per share (the Purchase Price) and the purchase price for the Pre-Funded Warrants was the Purchase Price minus $0.01 per Pre-Funded Warrant. The Private Placement closed on February 16, 2023 (the Closing). The total gross proceeds to the Company at the Closing were approximately $53.6 million, which does not include any proceeds that may be received upon exercise of the Warrants.

The Pre-Funded Warrants have a per share exercise price of $0.01 and the Standard Warrants have an exercise price of $3.96 per share, in each case subject to proportional adjustments in the event of stock splits or combinations or similar events. The Warrants will be exercisable for a period of five years following the date of issuance.

Banking Relationship with SVB

The Company has a banking relationship with SVB. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. While the Company has not experienced any losses in such accounts, the recent failure of SVB potentially exposed the Company to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors.

Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC’s) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth in our definitive proxy statement to be filed with respect to the 2023 annual meeting of stockholders (the Proxy Statement), all of which is incorporated herein by reference.

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

a)
We have filed the following documents as part of this Annual Report:
1.
Financial Statements

The financial statements are included in Item 8. “Financial Statements and Supplementary Data.”

2.
Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the financial statements and the related notes.

3.
Exhibits

The following is a list of exhibits filed with this Annual Report incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020
3.2	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-248924	4.1	October 5, 2020
4.2	Amended and Restated Investors’ Rights Agreement, by and among the registrant and certain of its stockholders, dated February 19, 2020	S-1	333-248924	4.2	September 18, 2020
4.3	Form of Warrant to Purchase Common Stock issued to Silicon Valley Bank, dated September 23, 2019	S-1	333-248924	4.3	September 18, 2020
4.4	Description of Common Stock of the registrant	10-K	001-39594	4.4	March 22, 2021
4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-39594	4.1	February 9, 2023
4.6	Form of Common Stock Purchase Warrant	8-K	001-39594	4.2	February 9, 2023
10.1+	Spruce Biosciences, Inc. Amended and Restated 2016 Equity Incentive Plan	S-1	333-248924	10.1	September 18, 2020
10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Spruce Biosciences, Inc. Amended and Restated 2016 Equity Incentive Plan	S-1	333-248924	10.2	September 18, 2020
10.3+	Spruce Biosciences, Inc. 2020 Equity Incentive Plan	S-1/A	333-248924	10.3	October 5, 2020
10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	S-1	333-248924	10.4	September 18, 2020
10.5+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	Filed herewith

10.6+	Spruce Biosciences, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248924	10.5	October 5, 2020
10.7+	Spruce Biosciences, Inc. 2020 Employee Stock Purchase Plan Offering Document	10-K	001-39594	10.6	March 22, 2021
10.8+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	8-K	001-39594	10.2	January 5, 2022
10.9+	Spruce Biosciences, Inc. 2020 Non-Employee Director Compensation Policy, as amended on April 6, 2022	10-Q	001-39594	10.7	May 11, 2022
10.10+	Form of Indemnification Agreement by and between the registrant and its directors and executive officers	S-1	333-248924	10.7	September 18, 2020
10.11+	Spruce Biosciences, Inc. Severance and Change in Control Plan	S-1	333-248924	10.9	September 18, 2020
10.12+¥	Offer Letter, by and between the registrant and Samir Gharib, dated April 8, 2020	S-1	333-248924	10.16	September 18, 2020
10.13+¥	Offer Letter, by and between the registrant and Rosh Dias, M.D., M.R.C.P., dated July 28, 2020	S-1	333-248924	10.17	September 18, 2020
10.14+	Letter Agreement, by and between the registrant and Michael Grey, dated March 24, 2017	S-1	333-248924	10.18	September 18, 2020
10.15+	Letter Agreement, by and between the registrant and Camilla V. Simpson, dated October 11, 2017	S-1	333-248924	10.19	September 18, 2020
10.16+	Letter Agreement, by and between the registrant and Daniel Spiegelman, dated August 31, 2020	S-1	333-248924	10.20	September 18, 2020
10.17+	Offer Letter, by and between the registrant and Javier Szwarcberg, M.D., MPH, dated December 29, 2021	8-K	001-39594	10.1	January 5, 2022
10.18+	Amendment to Offer Letter, by and between the registrant and Javier Szwarcberg, M.D., MPH, dated April 6, 2022	8-K	001-39594	10.1	April 8, 2022
10.19#	License Agreement, by and between the registrant and Eli Lilly and Company, dated May 2, 2016	S-1	333-248924	10.22	September 18, 2020
10.20	Loan and Security Agreement, by and between the registrant and Silicon Valley Bank, dated September 23, 2019	S-1	333-248924	10.23	September 18, 2020
10.21	First Amendment to Loan and Security Agreement, by and between the registrant and Silicon Valley Bank dated March 19, 2021	10-K	001-39594	10.19	March 22, 2021
10.22#	Second Amendment to Loan and Security Agreement, by and between the registrant and Silicon Valley Bank dated May 10, 2022	10-Q	001-39594	10.8	May 11, 2022
10.23	Open Market Sale AgreementSM, by and between the registrant and Jefferies LLC, dated February 25, 2022	10-K	001-39594	10.22	March 14, 2022
10.24+	Separation and Release Agreement, dated March 11, 2022, by and between the registrant and Rosh Dias, M.D., M.R.C.P.	10-K	001-39594	10.23	March 14, 2022
10.25+	Offer Letter, by and between the registrant and Ralph William Charlton III, M.D., M.A.S., dated March 14, 2022	10-K	001-39594	10.24	March 14, 2022

10.26	Lease Agreement, by and between the registrant and 611 Gateway Center LP, dated December 1, 2022	8-K	001-39594	10.1	December 2, 2022
10.27#	Collaboration and License Agreement, by and between the registrant and Kaken Pharmaceutical Co., LTD., dated January 5, 2023	Filed herewith
23.1	Consent of BDO USA, LLP, independent registered public accounting firm	Filed herewith
24.1	Power of Attorney (see signature pages)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan

# Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the registrant has determined that the information is the type that the registrant customarily and actually treats as private or confidential and is not material.

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

SPRUCE BIOSCIENCES, INC.

March 16, 2023	By:	/s/ Javier Szwarcberg, M.D., MPH
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

Name	Title	Date

/s/ Javier Szwarcberg, M.D., MPH	Chief Executive Officer and Director	March 16, 2023
Javier Szwarcberg, M.D., MPH	(Principal Executive Officer)

/s/ Samir Gharib	President and Chief Financial Officer	March 16, 2023
Samir Gharib	(Principal Financial and Accounting Officer)

/s/ Michael Grey	Executive Chairman	March 16, 2023
Michael Grey

/s/ Tiba Aynechi, Ph.D.	Director	March 16, 2023
Tiba Aynechi, Ph.D.

/s/ Dina Chaya, Ph.D., C.F.A.	Director	March 16, 2023
Dina Chaya, Ph.D., C.F.A.

/s/ Bali Muralidhar, M.D, Ph.D.	Director	March 16, 2023
Bali Muralidhar, M.D, Ph.D.

/s/ Niall O’Donnell, Ph.D.	Director	March 16, 2023
Niall O’Donnell, Ph.D.

/s/ Camilla V. Simpson, M.Sc.	Director	March 16, 2023
Camilla V. Simpson, M.Sc.

/s/ Daniel Spiegelman	Director	March 16, 2023
Daniel Spiegelman

/s/ Kirk Ways, M.D, Ph.D.	Director	March 16, 2023
Kirk Ways, M.D, Ph.D.