Form 10-Q
period 2023-03-31
SPRUCE BIOSCIENCES, INC.
filed 2023-05-15
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 39,746,116 shares of common stock, $0.0001 par value per share, outstanding.

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
▪
The U.S. Food and Drug Administration ("FDA") and comparable foreign regulatory authorities may require us to initiate one or more additional clinical trials for tildacerfont in adult patients with classic congenital adrenal hyperplasia ("CAH"), including a Phase 3 clinical trial or trials. The estimated timing or scope of any such future clinical trials is not currently ascertainable. Even if regulatory approvals are obtained, we may never be able to successfully commercialize tildacerfont.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$73,926	$24,487
Short-term investments	44,659	54,590
Accounts receivable	15,000	—
Prepaid expenses	3,398	3,320
Other current assets	253	1,211
Total current assets	137,236	83,608
Right-of-use assets	1,353	1,400
Other assets	525	640
Total assets	$139,114	$85,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,448	$1,426
Accrued expenses and other current liabilities	8,720	9,399
Term loan, current portion	1,622	1,622
Deferred revenue, current portion	9,205	—
Total current liabilities	22,995	12,447
Lease liabilities, net of current portion	1,209	1,261
Term loan, net of current portion	2,901	3,293
Deferred revenue, net of current portion	3,831	—
Other liabilities	181	161
Total liabilities	31,117	17,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 39,746,116 and 23,601,004 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	270,285	218,354
Accumulated other comprehensive loss	(188)	(558)
Accumulated deficit	(162,104)	(149,313)
Total stockholders’ equity	107,997	68,486
Total liabilities and stockholders’ equity	$139,114	$85,648

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$1,964	$—
Operating expenses:
Research and development	11,712	8,508
General and administrative	3,451	3,225
Total operating expenses	15,163	11,733
Loss from operations	(13,199)	(11,733)
Interest expense	(131)	(87)
Interest and other income, net	539	58
Net loss	(12,791)	(11,762)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available for sale securities	370	(509)
Total comprehensive loss	$(12,421)	$(12,271)
Net loss per share, basic and diluted	$(0.40)	$(0.50)
Weighted-average shares of common stock outstanding, basic and diluted	31,900,160	23,492,295

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	23,601,004	$3	$218,354	$(558)	$(149,313)	$68,486
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	29,112	—	(23)	—	—	(23)
Issuance of common stock and warrants, net of offering costs of $2,721	16,116,000	1	50,894	—	—	50,895
Stock-based compensation	—	—	1,060	—	—	1,060
Unrealized gain on available for sale securities	—	—	—	370	—	370
Net loss	—	—	—	—	(12,791)	(12,791)
Balance as of March 31, 2023	39,746,116	$4	$270,285	$(188)	$(162,104)	$107,997

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	23,491,881	$3	$214,685	$(184)	$(103,133)	$111,371
Exercise of common stock options	992	—	2	—	—	2
Stock-based compensation	—	—	1,141	—	—	1,141
Unrealized loss on available for sale securities	—	—	—	(509)	—	(509)
Net loss	—	—	—	—	(11,762)	(11,762)
Balance as of March 31, 2022	23,492,873	$3	$215,828	$(693)	$(114,895)	$100,243

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(12,791)	$(11,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,060	1,141
Depreciation and amortization	19	21
Net amortization (accretion) of premium/discount on available-for-sale securities	(183)	56
Non-cash lease expense	58	82
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	(15,000)	—
Prepaid expenses and other current assets	664	(822)
Other assets	157	27
Accounts payable	2,022	(1,714)
Accrued expenses and other current liabilities	(793)	1,210
Deferred revenue	13,036	—
Other liabilities	(41)	(65)
Net cash used in operating activities	(11,790)	(11,826)
Cash flows from investing activities
Proceeds from maturities of investments	22,365	3,500
Purchases of investments	(11,881)	(10,991)
Net cash provided by (used in) investing activities	10,484	(7,491)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	53,616	—
Payment of offering costs	(2,659)
Repayment of term loan	(405)	—
Tax withholding payments on restricted stock units	(23)	—
Proceeds from exercise of common stock options	—	2
Payment of deferred offering costs	—	(90)
Net cash provided by (used in) financing activities	50,529	(88)
Net increase (decrease) in cash, cash equivalents, and restricted cash	49,223	(19,405)
Cash, cash equivalents, and restricted cash at beginning of period	24,732	42,964
Cash, cash equivalents, and restricted cash at end of period	$73,955	$23,559
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$73,926	$23,343
Restricted cash, long-term (included in other assets)	29	216
Total cash, cash equivalents, and restricted cash	$73,955	$23,559

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (the "Company") is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. The Company is initially developing its wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy for patients suffering from classic congenital adrenal hyperplasia ("CAH"). The Company is also developing tildacerfont for females suffering from polycystic ovary syndrome ("PCOS") with adrenal dysfunction. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in April 2016.

Private Placement of Common Stock and Warrants

In February 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue (i) 16,116,000 shares of the Company’s common stock (“Common Stock”), (ii) pre-funded warrants to purchase 800,000 shares of Common Stock (the “Pre-Funded Warrants”) to a Purchaser and (iii) 12,687,000 warrants to purchase Common Stock (the “Standard Warrants” and together with the Pre-Funded Warrants, the “Warrants”) in a private placement transaction (the “Private Placement”). The total gross proceeds to the Company were approximately $53.6 million, which does not include any proceeds that may be received upon exercise of the Standard Warrants.

Open Market Sales Agreement

In February 2022, the U.S. Securities and Exchange Commission ("SEC") declared effective a registration statement on Form S-3 (the "Shelf Registration"), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the "Sales Agreement") with Jefferies LLC ("Jefferies") pursuant to which we may elect to issue and sell, from time to time, shares of Common Stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2023, we have not issued any shares of Common Stock under the Sales Agreement.

Liquidity and Capital Resources

The Company believes that based on its current operating plan, its cash, cash equivalents and investments of $118.6 million as of March 31, 2023, along with the $15.0 million upfront payment received by the Company in April 2023 under the Kaken License Agreement (see Note 7), will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2023, the Company incurred a net loss of $12.8 million and used $11.8 million of cash in operations. As of March 31, 2023, the Company had an accumulated deficit of $162.1 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities and debt.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of March 31,

2023, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed statement of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2022 is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

These interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023 ("Annual Report").

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, accrued research and development expenses, revenue recognition, stock-based compensation, and uncertain tax positions. The Company bases its estimates on its historical experience and on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

Risks and Uncertainties

Any product candidates developed by the Company will require approvals from the U.S. Food and Drug Administration ("FDA") or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current and future product candidates will meet desired efficacy and safety requirements to obtain the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on the Company’s business and its financial statements.

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

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions. The Company continues to actively monitor the impact of these macroeconomic and geopolitical factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank ("SVB"), at which the Company held cash and cash equivalents in multiple accounts, potentially exposed the Company to significant credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors.

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in the Annual Report, with exception to the below policies.

Investments

The Company adopted Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2023. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments, or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in interest and other income, net in the statement of operations and comprehensive loss. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in interest and other income, net.

Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive loss, net of tax as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in interest and other income, net in the statement of operations and comprehensive loss.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded in other current assets on the balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivables are reduced by an allowance for credit losses, if applicable, which is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on customer specific experience and the aging of such receivables, among other factors. There was no allowance for credit losses as of March 31, 2023 and December 31, 2022. The Company does not have any off-balance-sheet credit exposure related to its customers.

Revenue Recognition

The Company recognizes revenues when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied.

The Company has entered into a licensing and collaboration agreement that primarily includes the following: (i) upfront cash consideration; (ii) payments associated with achieving certain milestones; and (iii) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, the Company analyzes each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account.

At contract inception, the Company assesses the goods or services promised and enforceable in a contract with a customer and identifies those distinct goods and services that represent a performance obligation. If a promised good or service is not distinct, the Company combines that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. Promised goods and services that are not material in the context of the contract are not considered performance obligations. Additional goods or services that are exercisable at a customer’s discretion are assessed to determine if they provide a material right to the customer and if so, they are considered performance obligations.

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Non-refundable upfront payments are considered fixed consideration and included in the transaction price. At the inception of arrangements that include variable consideration, the Company uses judgment to estimate the amount of variable consideration to include in the transaction price using the most likely method. If it is probable that a significant revenue reversal will not occur, then the estimated amount is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. At the end of each reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint and, as necessary, adjusts the estimate of the overall transaction price. Any adjustments will be recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations based on the relative standalone selling prices, unless the consideration is variable and meets the criteria to be allocated entirely to one or more, but not all, performance obligations in the contract. Other components of the transaction price are allocated based on the relative standalone selling price, over which the Company applies significant judgment. The Company develops assumptions that require judgment to determine the standalone selling price for license-related performance obligations under the adjusted market assessment approach, which may include forecasted revenues, development timelines, discount rates and probabilities of success.

Revenue is recognized when, or as, the Company satisfies a performance obligation. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input method based on the nature of the good or service promised to the customer. The Company uses judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided.

If a customer pays consideration, or the Company has an unconditional right to the consideration, before the satisfaction of the revenue recognition criteria, the amounts are recorded as deferred revenue in the Company’s balance sheet. The current portion of deferred revenue represents the amount of the performance obligation that is expected to be satisfied within the next twelve months. Amounts recognized as revenue prior to receipt or before they are due are recorded as contract assets in the Company’s balance sheet, excluding any amounts presented as accounts receivable. If the Company has an unconditional right to receive consideration, the contract assets are accounted for as accounts receivable and presented separately from contract assets. A net contract asset or liability is presented for each contract with a customer.

Emerging Growth Company Status

The Company is an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption did not have any impact on the Company's financial statements.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds, U.S. government treasury securities and U.S. government agency securities as Level 1 investments as the Company uses quoted prices in active markets for identical assets to determine the fair value. The Company classifies corporate bonds as Level 2 investments as the Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades of or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$71,010	$—	$—	$71,010
Total cash equivalents		71,010	—	—	71,010
U.S. government treasury securities	Level 1	40,009	10	(219)	39,800
U.S. government agency securities	Level 1	4,838	21	—	4,859
Total short-term investments		44,847	31	(219)	44,659
Total cash equivalents and investments		$115,857	$31	$(219)	$115,669

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$22,496	$—	$—	$22,496
Total cash equivalents		22,496	—	—	22,496
U.S. government treasury securities	Level 1	43,779	1	(516)	43,264
Corporate bonds	Level 2	11,369	—	(43)	11,326
Total short-term investments		55,148	1	(559)	54,590
Total cash equivalents and investments		$77,644	$1	$(559)	$77,086

There have been no realized gains or losses on available for sale securities for the periods presented. Unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the balance sheets. Investments that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, consisted of (in thousands):

	March 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government treasury securities	$11,891	$(36)	$17,812	$(183)	$29,703	$(219)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government treasury securities	$16,743	$(77)	$23,585	$(439)	$40,328	$(516)
Corporate bonds	—	—	11,326	(43)	11,326	(43)
Total short-term investments	$16,743	$(77)	$34,911	$(482)	$51,654	$(559)

The Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses has been recognized as of March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

As of March 31, 2023 and December 31, 2022, the Company did not have material accrued interest, which is recorded in other current assets. As of March 31, 2023, the weighted-average remaining contractual maturities of available for sale securities was approximately four months. The Company’s cash equivalents and short-term investments are due within one year.

The estimated fair value of the term loan was $4.5 million and $4.9 million as of March 31, 2023 and December 31, 2022, respectively, and was based on market observable interest rates, a Level 2 input.

The Company did not have any financial liabilities recorded at fair value on a recurring or non-recurring basis as of March 31, 2023 and December 31, 2022.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development expenses	$6,969	$7,449
Accrued compensation and benefits	998	1,286
Accrued general and administrative expenses	524	525
Lease liabilities, current portion	229	139
Total accrued expenses and other current liabilities	$8,720	$9,399

Accrued research and development expenses were primarily related to clinical trials and manufacturing of clinical drug supply.

5. Leases

The Company leases space under a non-cancelable operating lease, which requires the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance. In December 2022, the Company entered into a non-cancelable operating lease for approximately 6,500 square feet of office space in South San Francisco, California, which commenced in December 2022 and expires in February 2028 (the "South San Francisco Lease"). The Company has an option to extend the lease term of the South San Francisco Lease for an additional three years which has not been included in the lease term as it is not reasonably certain that the Company will exercise this option.

6. Term Loan

In September 2019, the Company entered into a Loan and Security Agreement, as subsequently amended (the "Loan Agreement") with SVB providing for a term loan (the "Term Loan") for an aggregate principal amount of $4.5 million.

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

In March 2021, the Company entered into a First Amendment to Loan and Security Agreement (the "First Amendment"), which increased the aggregate principal amount of the Term Loan to $30.0 million, of which $20.0 million was immediately available under the first tranche ("First Tranche") and $10.0 million was available under the second tranche through December 31, 2022 ("Second Tranche"), subject to the completion of certain clinical or financial milestones. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026 (the "Maturity Date").

In May 2022, the Company entered into a Second Amendment to Loan and Security Agreement (the "Second Amendment"), which amended the milestones for the Second Tranche, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms.

As of March 31, 2023, the carrying value of the Term Loan was $4.5 million, consisting of the outstanding principal under the First Tranche of $4.6 million, less unamortized debt discount and issuance costs of $0.1 million, which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of March 31, 2023, the stated interest rate of the Term Loan was 8.5%.

The final payment is due on the Maturity Date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million, which is 6.0% of the original funded principal amount of the First Tranche (the "Supplemental Final Payment"). The Company may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the First Tranche, and any bank expenses become due and payable.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of March 31, 2023, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of March 31, 2023, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2023 (remaining 9 months)	$1,479
2024	1,849
2025	1,709
2026	136
Total	$5,173
Less: interest	(578)
Term loan, gross	$4,595
Less: unamortized debt issuance costs	(72)
Less: term loan, current portion	(1,622)
Term loan, net of current portion	$2,901

7. Collaboration and License Agreements

Eli Lily and Company

In May 2016, the Company entered into a license agreement (the "Lilly License Agreement"), with Eli Lilly and Company ("Lilly"). Pursuant to the terms of the Lilly License Agreement, Lilly granted the Company an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how and proprietary materials related to certain compounds, to research, develop, and commercialize such compounds for all pharmaceutical uses.

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

Kaken Pharmaceutical Co, Ltd.

On January 5, 2023, the Company entered into a collaboration and license agreement (the "Kaken License Agreement") with Kaken Pharmaceutical Co, Ltd. ("Kaken"). Under the terms of the Kaken License Agreement, the Company granted to Kaken the exclusive right to develop, manufacture and commercialize the Company’s product candidate, tildacerfont, for the treatment of CAH in Japan. Pursuant to the Kaken License Agreement, Kaken will be responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. The Company will retain all rights to tildacerfont in all other geographies.

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

The Company identified a combined performance obligation consisting of the license and know-how granted to Kaken as well as certain non-contingent research and development activities. The Company determined that the transaction price at the inception of the Kaken License Agreement consisted of the upfront payment of $15.0 million. The transaction price is recognized as revenue using the cost-based input method over the estimated period of its non-contingent research and development obligations, which is approximately two years.

During the three months ended March 31, 2023, the Company recognized $2.0 million as collaboration revenue. As of March 31, 2023, deferred revenue was $13.0 million, of which $9.2 million was current. As of March 31, 2023, the Company recorded the upfront payment of $15.0 million in accounts receivable on the balance sheet. The upfront payment was subsequently received in April 2023.

8. Capital Structure

Common Stock

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 200,000,000 shares of Common Stock $0.0001 par value per share. Holders of Common Stock are entitled to dividends if and when declared by the board of directors of the Company ("Board of Directors"). The holder of each share of Common Stock is entitled to one vote. As of March 31, 2023, no dividends were declared.

Shares reserved for future issuance

Common Stock reserved for future issuance, on an as converted basis, consisted of the following:

	March 31, 2023	December 31, 2022
Stock options, issued and outstanding	4,045,310	4,166,194
Restricted stock units, issued and outstanding	2,373,915	1,996,128
Shares available for future issuance under 2020 Equity Incentive Plan	1,820,106	940,061
Shares available for future issuance under 2020 Employee Stock Purchase Plan	837,829	601,819
Common Stock Warrants, issued and outstanding	13,487,000	—
Total shares reserved	22,564,160	7,704,202

Common Stock Warrants

In February 2023, the Company entered into the Purchase Agreement with the Purchasers, pursuant to which the Company agreed to sell and issue (i) 16,116,000 shares of Common Stock, (ii) Pre-Funded Warrants to purchase 800,000 shares of Common Stock to a Purchaser and (iii) 12,687,000 Standard Warrants to purchase Common Stock in the Private Placement.

The Pre-Funded Warrants have a per share exercise price of $0.01 and the Standard Warrants have an exercise price of $3.96 per share, in each case subject to proportional adjustments in the event of stock splits or combinations or similar events. The Warrants will be exercisable for a period of five years following the date of issuance. The Warrants were recorded as a component of stockholders’ equity within additional paid-in-capital.

As of March 31, 2023, no shares underlying the Warrants had been exercised. The Pre-Funded Warrants are included in the weighted-average number of shares of Common Stock used to calculate basic and diluted net loss per share attributable to common stockholders (see Note 10).

9. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$284	$300
General and administrative	776	841
Total stock-based compensation expense	$1,060	$1,141

Restricted Stock Units

During the three months ended March 31, 2023, the Company granted 382,850 restricted stock units ("RSUs") with a weighted-average grant date fair value of $2.02 per unit. RSU grants in the period included 84,750 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones. As of March 31, 2023, the Company had 1,093,875 RSUs outstanding subject to performance-based vesting conditions, of which 125,063 RSUs are considered probable of achievement.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(12,791)	$(11,762)
Denominator:
Weighted-average shares of Common Stock outstanding	31,900,160	23,492,295
Net loss per share, basic and diluted	$(0.40)	$(0.50)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	March 31,
	2023	2022
Shares subject to outstanding Common Stock options	4,045,310	3,116,334
Shares subject to outstanding RSUs	2,373,915	528,200
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	336,704	67,253
Shares subject to outstanding Standard Warrants	12,687,000	—
Total	19,442,929	3,711,787

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 16, 2023 (the "Annual Report"). Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Spruce,” the “company,” “we,” “our,” “us” or similar terms refer to Spruce Biosciences, Inc.

Forward-Looking Statements

In addition to historical financial information, this Quarterly Report on Form 10-Q contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia ("CAH"). Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 70 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had elevated adrenal hormones at baseline despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of elevated adrenal hormones at baseline. Furthermore, over 200 subjects across eight completed clinical trials to date have been administered tildacerfont with no drug-related serious adverse events ("SAEs") reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of androstenedione ("A4") at baseline and anticipate topline results in the second half of 2023. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline or highly elevated levels of A4 at baseline. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, which are designed to potentially support registration in the United States and Europe. Assuming positive results from these clinical trials, we plan to meet with the U.S. Food and Drug Administration ("FDA") and certain comparable foreign regulatory authorities to discuss potential registration.

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023. We have also submitted a pediatric investigational plan ("PIP") to the Pediatric Committee ("PDCO") of the European Medicines Agency ("EMA") regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Beyond classic CAH, we believe tildacerfont has potential utility in polycystic ovary syndrome ("PCOS"), and in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone ("ACTH"). PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We have identified a subpopulation of patients where elevated levels of adrenal androgens are the cause of disease. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated P.O.W.E.R., a Phase 2 proof-of-concept, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate ("DHEAS") levels at baseline. Enrollment for P.O.W.E.R. is closed and we anticipate topline results in the third quarter of 2023.

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

We intend to build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States. Given a relatively small number of endocrinologists and specialists treat a large proportion of patients with classic CAH, we believe this market can be effectively addressed with a modest-sized targeted commercial sales force, alongside various high-touch patient initiatives. If tildacerfont is approved for additional indications, we plan to leverage our rare disorder commercial infrastructure and expertise to efficiently address those patient populations. We will seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies in markets outside the United States. In January 2023, we and Kaken Pharmaceutical Co. Ltd. ("Kaken") entered into an exclusive licensing agreement for the development and commercialization of tildacerfont for the treatment of CAH in Japan (the "Kaken License Agreement"). Under the terms of the Kaken License Agreement, we received an upfront payment of $15.0 million from Kaken in April 2023 and will be eligible to receive additional payments upon the achievement of future development and commercial milestones, as well as tiered double-digit royalties on net sales in Japan. Kaken will be responsible for the clinical development and commercialization of tildacerfont in Japan, and we will retain all rights to tildacerfont in all other geographies. Kaken will also be responsible for securing and maintaining regulatory approvals necessary to market and sell tildacerfont in Japan.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2023 and 2022, we incurred net losses of $12.8 million and $11.8 million, respectively, and used $11.8 million and $11.8 million of cash in operations, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $162.1 million and $149.3 million, respectively, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering ("IPO") and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Since inception through March 31, 2023, we have raised aggregate gross proceeds of $278.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, and $53.6 million from a private placement financing in February 2023. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and investments of $118.6 million and $79.1 million, respectively.

We believe, based on our current operating plan, that our cash, cash equivalents and investments as of March 31, 2023, along with the $15.0 million upfront payment received by us in April 2023 under the Kaken License Agreement, will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

In February 2022, the U.S. Securities and Exchange Commission ("SEC") declared effective a registration statement on Form S-3 (the "Shelf Registration"), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the "Sales Agreement") with Jefferies LLC ("Jefferies") pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2023, we have not issued any shares of common stock under the Sales Agreement.

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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation ("FDIC") took control and was appointed receiver of Silicon Valley Bank ("SVB"). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

Material Agreements

License Agreement with Eli Lilly and Company

In May 2016, we entered into a license agreement (the "Lilly License Agreement") with Eli Lilly and Company ("Lilly"). Pursuant to the terms of the Lilly License Agreement, Lilly granted us an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how, and proprietary materials, which we refer to collectively as the "Lilly IP", and such patents (the "Lilly Licensed Patents"), relating to the CRF1 receptor antagonist compounds either listed in the Lilly License Agreement or covered by patent rights controlled by Lilly, which we refer to collectively as the "Lilly Compounds", to research, develop, commercialize, make, have made, use, sell, offer to sell, and import the Lilly Compounds and any products containing a Lilly Compound, including any products containing a Lilly Compound and one or more additional active pharmaceutical ingredients ("APIs") other than a Lilly Compound, which we refer to collectively as the "Lilly Licensed Products", for all pharmaceutical uses, including all diagnostic, therapeutic, and prophylactic uses, for human or animal administration. Lilly retained rights under the Lilly IP and the Lilly Licensed Patents for internal research purposes.

As partial consideration for the rights granted to us under the Lilly License Agreement, we made a one-time upfront payment to Lilly of $0.8 million. We are also required to pay Lilly up to an aggregate of $23.0 million upon the achievement, during the time the Lilly License Agreement remains in effect, of certain milestones relating to the clinical development and commercial sales of the Lilly Licensed Products. Such payments are for predetermined fixed amounts, are paid only upon the first occurrence of each such event and are due shortly after achieving the applicable milestone. In addition, we are required to pay Lilly tiered royalties on annual worldwide net sales of Lilly Licensed Products, with rates ranging from mid-single-digits to sub-teens (the "Lilly Royalties"). The

Lilly Royalties shall commence on a country-by-country basis on the date of the first commercial sale of Lilly Licensed Product in such country, and shall expire on a country-by-country basis on the latest of the following dates: (i) the tenth anniversary of the date of first commercial sale in such country, (ii) the expiration in such country of the last-to-expire Lilly Licensed Patent having a valid claim covering the manufacture, use, or sale of the Lilly Licensed Product as commercialized in such country, and (iii) the expiration of any data or regulatory exclusivity period for the Lilly Licensed Product in such country. Upon such expiration, the license granted to us with respect to such country shall become fully paid-up, royalty-free, perpetual and irrevocable. In addition, the Lilly Royalties may be reduced upon the occurrence of certain events.

License Agreement with Kaken

On January 5, 2023, we entered into the Kaken License Agreement with Kaken. Under the terms of the Kaken License Agreement, we granted to Kaken the exclusive right to develop, manufacture and commercialize our product candidate, tildacerfont, for the treatment of CAH in Japan. Pursuant to the Kaken License Agreement, Kaken will be responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. We will retain all rights to tildacerfont in all other geographies.

We have also granted to Kaken a right of first negotiation with respect to the development, manufacturing and commercialization of tildacerfont for CAH in China (including Hong Kong, Taiwan, and Macau), South Korea and other specified southeastern Asian countries, and for indications other than CAH.

Pursuant to the Kaken License Agreement, Kaken made an upfront payment to us of $15.0 million in April 2023. In addition to the upfront payment, we are entitled to receive up to an aggregate of approximately $65.0 million (at exchange rates in effect on the date of the Kaken License Agreement) upon the achievement of specified milestones related to the development, regulatory approval and commercialization of tildacerfont in Japan, including the achievement of specified net sales thresholds, if approved. Kaken has agreed to pay us a non-creditable, non-refundable specified purchase price for each unit of Company-manufactured product supplied to Kaken for commercial sale. In addition, we will also be entitled to receive a royalty for each unit of non-Company manufactured product sold equal to a range of double-digit percentages up to the mid-twenties based on annual net sales of tildacerfont in Japan. Both the purchase price for each unit and the royalty rate are subject to reduction in certain circumstances as specified in the Kaken License Agreement. Kaken’s obligation to pay royalties will continue for ten years after the first commercial sale in Japan or, if later, until the expiration of regulatory exclusivity of tildacerfont or the expiration of the last valid claim of a Company-licensed patent covering tildacerfont in Japan (the "Royalty Term").

We have agreed to supply Kaken’s clinical drug supply requirements of tildacerfont pursuant to a clinical supply agreement that the parties will consummate. During the Royalty Term, we have agreed to supply Kaken’s requirements of tildacerfont pursuant to the Kaken License Agreement and a commercial supply agreement to be entered into by the parties, though Kaken may procure alternate suppliers. Following the Royalty Term, Kaken at its option may continue to purchase Company-manufactured tildacerfont at a purchase price equal to our manufacturing cost plus a low double-digit administrative fee.

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

Loan Agreement with Silicon Valley Bank

In September 2019, we entered into a Loan and Security Agreement, as subsequently amended (the "Loan Agreement"), with SVB providing for a term loan (the "Term Loan") for an aggregate principal amount of $4.5 million.

In March 2021, we entered into a First Amendment to Loan and Security Agreement (the "First Amendment") which increased the aggregate principal amount of the Term Loan to $30.0 million, of which $20.0 million was immediately available under the first tranche (the "First Tranche") and $10.0 million was available under the second tranche through December 31, 2022 (the "Second Tranche") subject to the completion of certain clinical or financial milestones. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026 (the "Maturity Date").

In May 2022, we entered into a Second Amendment to Loan and Security Agreement (the "Second Amendment") which amended the milestones for the Second Tranche, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms.

As of March 31, 2023 and December 31, 2022, the outstanding principal was comprised of $4.6 million and $5.0 million, respectively, under the First Tranche. Repayment of principal under the First Tranche commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

The final payment is due on the Maturity Date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million, which is 6.0% of the original funded principal amount of the First Tranche (the "Supplemental Final Payment"). We may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the First Tranche, and any bank expenses become due and payable.

We are subject to customary affirmative and restrictive covenants under the Loan Agreement. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than intellectual property. We also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As of March 31, 2023, management believes that we are in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

Components of Results of Operations

Collaboration Revenue

To date, our revenue has been derived from the Kaken License Agreement, under which we granted Kaken the exclusive right to develop and commercialize tildacerfont for CAH in Japan.

We will recognize royalty and milestone revenues under the Kaken License Agreement if and when appropriate under the relevant accounting rules (see Note 7 to our condensed financial statements). We have not generated any revenues from the commercial sale of approved products and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

Operating Expenses

We classify operating expenses into two main categories: (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Our research and development expenses consist of external and internal expenses incurred in connection with our research activities and development programs.

These expenses include:

▪
external expenses, consisting of:
o
clinical development—expenses associated with clinical research organizations ("CROs") engaged to manage and conduct clinical trials and other outside services;
o
preclinical studies—expenses associated with preclinical studies and clinical pharmacology;
o
manufacturing—expenses associated with contract manufacturing; labeling, packaging, and distribution of clinical trial supplies, and other outside services;
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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense, for executive, finance, and other administrative functions. General and administrative expenses also include legal fees, professional fees, insurance costs, facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, Inc. ("Nasdaq") listing rules.

We expect that our general and administrative expenses will continue to increase in the foreseeable future as additional administrative personnel and services are required to manage these functions of a public company, and as we advance tildacerfont through clinical development and regulatory approval.

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the Term Loan.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash, cash equivalents and investments.

Results of Operations

Comparisons of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Collaboration revenue	$1,964	$—	$1,964
Operating expenses:
Research and development	11,712	8,508	3,204
General and administrative	3,451	3,225	226
Total operating expenses	15,163	11,733	3,430
Loss from operations	(13,199)	(11,733)	(1,466)
Interest expense	(131)	(87)	(44)
Interest and other income, net	539	58	481
Net loss	$(12,791)	$(11,762)	$(1,029)

Collaboration Revenue

During the three months ended March 31, 2023, we recognized $2.0 million as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
External expenses:
Clinical development	$7,199	$5,679	$1,520
Manufacturing	1,301	712	589
Preclinical studies	4	424	(420)
Other research and development	305	85	220
Internal expenses:
Personnel	2,820	1,531	1,289
Facilities and other	83	77	6
Total research and development expenses	$11,712	$8,508	$3,204

Research and development expenses increased by $3.2 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The overall increase in research and development expenses was primarily related to the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. There was also an increase in personnel expenses attributable to an increase in headcount and an increase in manufacturing expenses due to timing of planned manufacturing activities related to clinical drug supply.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to an increase in professional services, including legal, finance and accounting.

Interest Expense

Interest expense was fairly consistent during the three months ended March 31, 2023, compared to the three months ended March 31, 2022 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $0.5 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to higher yield earned on investment balances in 2023.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $162.1 million and $149.3 million, respectively. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and investments of $118.6 million and $79.1 million, respectively. Since inception through March 31, 2023, we have raised aggregate gross proceeds of $278.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, and $53.6 million from a private placement financing in February 2023.

We believe, based on our current operating plan, that our cash, cash equivalents and investments as of March 31, 2023, along with the $15.0 million upfront payment received by us in April 2023 under the Kaken License Agreement, will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. In addition, we believe based on our current operating plan, that our cash, cash equivalents and investments as of March 31, 2023, along with the $15.0 million upfront payment received by us in April 2023 under the Kaken License Agreement, is expected to allow us to fund operating and capital expenditures into the first half of 2025.

We have a banking relationship with SVB. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. On March 27, 2023, First Citizens Bank and Trust Company announced that it entered into an agreement with the FDIC to purchase out of FDIC receivership substantially all loans and certain other assets, and assume all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. While we have not experienced any losses in such accounts, the recent failure of SVB potentially exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are assessing how to prevent this exposure in the future, however, any potential future disruptions in access to bank deposits or lending commitments due to bank failures may expose us to significant credit risk.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the "Offering"). We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of March 31, 2023, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval and commercialize tildacerfont or any future product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop tildacerfont and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our clinical development programs, and to a lesser extent, general and administrative expenses.

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

Material Cash Requirements

As of March 31, 2023, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $5.2 million. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Material Agreements — Loan Agreement" above.

As of March 31, 2023, the total lease liability for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.7 million.

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

We have also entered into the Lilly License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the Lilly License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. In addition to royalty payments on future sales, we are also required to pay up to an aggregate of $23.0 million upon the achievement of certain milestones. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of the Lilly License Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — License Agreement with Eli Lilly and Company” above.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(11,790)	$(11,826)	$36
Net cash provided by (used in) investing activities	10,484	(7,491)	17,975
Net cash provided by (used in) financing activities	50,529	(88)	50,617
Net increase (decrease) in cash, cash equivalents, and restricted cash	$49,223	$(19,405)	$68,628

Operating Activities

Net cash used in operating activities was fairly consistent during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. There were higher cash payments driven by increased clinical development activities associated with the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. Additionally, there were higher personnel-related payments driven by increased research and development headcount and higher payments for increased professional services, including legal, finance and accounting.

Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was $10.5 million, consisting of proceeds from maturities of investments of $22.4 million offset by purchases of investments of $11.9 million.

For the three months ended March 31, 2022, net cash used in investing activities was $7.5 million, consisting purchases of investments of $11.0 million offset by proceeds from maturities of investments of $3.5 million.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $50.5 million, consisting primarily of net proceeds received from the February 2023 private placement of $51.0 million, offset by principal payments on the Term Loan of $0.4 million.

For the three months ended March 31, 2022, net cash used by financing activities was $0.1 million, consisting primarily of payments of deferred offering costs.

Critical Accounting Estimates

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report. During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates from those discussed in the Annual Report, except those documented below.

Revenue Recognition

We recognize revenue allocated to the Kaken License Agreement from non-refundable, up-front fees at the point in time when the license is transferred to the licensee and the licensee can use and benefit from the license. As the license is bundled with other distinct or combined obligations, we use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. As the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. We utilize the cost-based input method over the respective performance period. If the actual costs vary from our estimates, we adjust the recognition of revenue based on the updated measure of progress each reporting period. Although we do not expect our estimates to be materially different from amounts actually incurred, our projections of costs relative to the actual costs incurred may materially vary and may result in reporting amounts that are too high or too low in any particular period.

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash, cash equivalents and investments as of March 31, 2023 consist of $118.6 million in bank deposits, money market funds, U.S. treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of March 31, 2023 and December 31, 2022, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Foreign Currency Rate Risk

Our operations primarily consist of activities in the United States. In addition, we contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. While our operating results are exposed to changes in foreign currency exchange rates between the U.S. dollar and various foreign currencies, there was no material impact on our results of operations for any periods presented herein.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, as of March 31, 2023, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our President and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States, Europe, or Japan, we may never generate any revenue. For the three months ended March 31, 2023 and 2022, we reported net losses of $12.8 million and $11.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $162.1 million.

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

As of March 31, 2023, we had cash, cash equivalents and investments of $118.6 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for gross proceeds of $53.6 million. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of March 31, 2023, along with the $15.0 million upfront payment received by us in April 2023 under the Kaken License Agreement, will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report.

However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, primarily as a result of the COVID-19 pandemic, enrollment in our Phase 2b clinical trials evaluating tildacerfont for the treatment of adult classic congenital adrenal hyperplasia ("CAH") has been delayed, extending the overall duration of the trials. We have expanded the number of trial sites worldwide to provide more recruitment capabilities in an effort to accelerate enrollment. Additionally, we have amended our clinical trial protocols to enable remote visits to mitigate any potential impacts. As a result of the extended duration of the trials, increased number of trial sites, and this home health component, the overall costs of our Phase 2b clinical trials have increased and may continue to increase in the future.

We will require additional capital for the further development and commercialization of tildacerfont and any future product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation ("FDIC") took control and was appointed receiver of Silicon Valley Bank ("SVB"). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including the COVID-19 pandemic and the ongoing military conflict between Ukraine and Russia and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Assuming positive results, we plan to meet with the U.S. Food and Drug Administration ("FDA") and certain comparable foreign regulatory authorities to discuss potential registration. While we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, the FDA and comparable foreign regulatory authorities may not agree and may require us to enroll additional patients or initiate one or more additional clinical trials, including a Phase 3 clinical trial or trials. If the FDA or comparable foreign regulatory authorities require us to conduct one or more clinical trials, including a Phase 3 clinical trial or trials, the design, duration, and scope of such clinical trials will be decided upon after further discussions with the FDA or comparable foreign regulatory authorities, and at this time are not ascertainable. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of tildacerfont we may be required to conduct.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023. Additionally, by leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated P.O.W.E.R., a Phase 2 proof-of-concept clinical trial in polycystic ovary syndrome ("PCOS"). The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate ("DHEAS") levels at baseline. Enrollment for P.O.W.E.R. is closed and we anticipate topline results in the third quarter of 2023.

The success of tildacerfont will depend on several factors, including the following:

▪
successful enrollment, site expansion and activation and patient engagement in our ongoing and planned clinical trials;
▪
successful completion of our ongoing and planned clinical trials with favorable results;
▪
acceptance by the FDA and European Medicines Agency ("EMA") of the clinical trial design of our planned and ongoing clinical trials of tildacerfont;
▪
demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
▪
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
▪
receipt of marketing approvals from applicable regulatory authorities, including one or more non-disclosure agreements ("NDAs") from the FDA, and maintaining such approvals;
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

In particular, each indication for which we are evaluating tildacerfont is a rare endocrine disorder with limited patient populations from which to draw participants in clinical trials. For example, we estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United States, approximately 50,000 people in the European Union ("EU") and approximately 145,000 people in China. We are and will be required to identify and enroll a sufficient number of patients with the disorder under investigation for our clinical trials of tildacerfont. Potential patients may not be adequately diagnosed or identified with the disorders which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting these same endocrine disorders and are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. In addition, we have encountered difficulties in opening clinical trial sites and enrolling patients in our two ongoing Phase 2b clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Before obtaining marketing approval from regulatory authorities for the sale of tildacerfont or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of tildacerfont and any future product candidates in humans. Clinical testing is expensive, time-consuming, and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations ("CROs") and other third parties for regulatory submissions for tildacerfont and any future product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional clinical trials or collect additional data independently. In either case, our development costs would increase.

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
▪
obtaining approval from one or more institutional review boards ("IRBs") or Ethics Committees ("ECs");
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
▪
a facility manufacturing tildacerfont or any of its components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice ("cGMP"), regulations or other applicable requirements, or infections or cross-contaminations of tildacerfont in the manufacturing process;
▪
any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
▪
third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
▪
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice ("GCP"), or other regulatory requirements;
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

Tildacerfont is, and any future product candidates will be, subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize tildacerfont and any future product candidates.*

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of tildacerfont is subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market tildacerfont and any future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market tildacerfont and any future product candidates in the United States until we receive approval of an NDA from the FDA. We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities.

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

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for tildacerfont and any future product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy ("REMS") which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

We have a banking relationship with SVB. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC

announced that SVB depositors will have access to all of their money starting March 13, 2023. On March 27, 2023, First Citizens Bank and Trust Company announced that it entered into an agreement with the FDIC to purchase out of FDIC receivership substantially all loans and certain other assets, and assume all customer deposits and certain other liabilities of Silicon Valley Bridge Bank, N.A. While we have not experienced any losses in such accounts, the recent failure of SVB potentially exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are assessing how to prevent this exposure in the future, however, any potential future disruptions in access to bank deposits or lending commitments due to bank failures may expose us to significant credit risk.

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

If the market opportunities for tildacerfont and any future product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.*

If the size of the market opportunities in each of our target indications for tildacerfont and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of tildacerfont on treatments for rare endocrine disorders with relatively small patient populations. For example, we believe that tildacerfont has the potential to bring therapeutic benefit to patients suffering from endocrine disorders where the underlying pathophysiology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone ("ACTH"), including, but not limited to, non-classic CAH and a subpopulation of females with PCOS due to adrenal hyperandrogenism. Given the relatively small number of patients who have the disorders that we are targeting and intend to target with tildacerfont, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare endocrine disorders. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, while classic CAH is usually detected at birth through required newborn screening programs in most developed countries, new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In addition, the potentially addressable patient population for classic CAH may be limited or may not be amenable to treatment with tildacerfont, if approved. Further, even if we obtain significant market share for tildacerfont in classic CAH, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting this same endocrine disorder.

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

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.*

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, including a number of countries in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for tildacerfont is also subject to approval.

We expect to submit a Marketing Authorization Application ("MAA") to the EMA for approval of tildacerfont in the EU for the treatment of classic CAH. As with the FDA, obtaining approval of an MAA from the European Commission, which acts on the recommendation of the Committee for Medicinal Products for Human Use, is a similarly lengthy and expensive process and the EMA has its own procedures for assessing product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of tildacerfont in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of tildacerfont will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Use of tildacerfont or any future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of tildacerfont and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by tildacerfont and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 200 subjects across eight completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase ("ALT") between five and nine times the upper limit of normal ("ULN"), elevations in aspartate aminotransferase ("AST") less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. No cases of liver enzyme elevations above three times the ULN were observed in any patient receiving total daily doses of 600mg, which is approximately three times the proposed therapeutic dose for adults with classic CAH, and below. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for tildacerfont for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

If we receive regulatory approval for tildacerfont and any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.*

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals, or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice ("DOJ"), the Office of Inspector General of the U.S. Department of Health and Human Services ("HHS"), state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, and investigations, and civil and criminal sanctions by the FDA, DOJ, or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has impacted patient enrollment in our two ongoing Phase 2b clinical trials. In particular, some sites have paused enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients have chosen not to enroll or continue participating in the clinical trial as a result of the pandemic. Further, we are aware of delays in site activations for our CAHmelia-203 and -204 trials due to COVID-19-related delays and personnel constraints at clinical trial sites. In addition, patient visits to endocrinologists in the United States have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions, including those such as classic CAH, are at higher risk of getting very sick from COVID-19. As a result, current or potential patients in our ongoing and planned clinical trials may continue to choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may continue to not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the "Affordable Care Act"), was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates are that it established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expands eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services ("CMS") to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the "Tax Act"), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Moreover, prior to the United Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented.

It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

A variety of risks associated with marketing tildacerfont and any future product candidates internationally could materially adversely affect our business.*

We plan to seek regulatory approval for tildacerfont and any future product candidates internationally and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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
▪
potential liability under the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA") or comparable foreign regulations;
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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2023, we had 30 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into a Loan and Security Agreement (the "Loan Agreement") providing for a term loan (the "Term Loan") with Silicon Valley Bank. In April 2020, we entered into a deferral agreement with Silicon Valley Bank (the "Deferral Agreement"), whereby we and Silicon Valley Bank agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with Silicon Valley Bank (the "First Amendment"), which increased the aggregate principal amount of the Term Loan commitment by Silicon Valley Bank to up to $30.0 million. In May 2022, we entered into the Second Amendment with Silicon Valley Bank (the "Second Amendment"), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available. As of March 31, 2023, we had $4.6 million outstanding under the Loan Agreement. Repayment of principal commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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
▪
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales and medical representatives; and state and foreign laws, such as the European Union General Data Protection Regulation ("GDPR") governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, adverse publicity, and other adverse consequences, and could negatively affect our operating results and business.*

We and the third parties upon which we rely may be subject to federal, state, local, and foreign data privacy and security laws and regulations, as well as other rules, standards, policies and contractual or other obligations, relating to the processing of personal data. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with any such obligations, this could result in enforcement actions that could include investigations, fines, penalties, audits and inspections, litigation (including class-action claims), additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data, or orders to destroy or not use personal data.

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

In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 ("CPRA") (collectively "CCPA"), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about

California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2022, after reducing net operating losses ("NOLs") and tax credits for amounts not expected to be utilized, we had federal NOL carryforwards of approximately $114.8 million and state NOL carryforwards of approximately $141.1 million. The federal NOL carryforwards arising in taxable years beginning prior to 2018 will begin to expire in

2036 and state NOL carryforwards will begin to expire in 2036, unless previously utilized. We also have federal and state tax credit carryforwards totaling $10.9 million and $1.2 million, respectively. The federal tax credit carryforwards will begin to expire in 2036, unless previously utilized. The state tax credits will not expire.

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2021 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of March 31, 2023, we recorded a full valuation allowance on our net deferred tax assets.

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

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients ("APIs"), and the finished products of tildacerfont or the associated packaging used in our current product format and we may rely on single source suppliers for clinical supply of API and drug product of tildacerfont. We will need to identify and qualify a third-party manufacturer prior to commercialization of tildacerfont, and we intend to enter into agreements for commercial production with third-party suppliers. As tildacerfont is intended to treat rare endocrine disorders, we will only require a low-volume of raw materials and APIs, and in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop tildacerfont and any future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of tildacerfont and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for tildacerfont, any future product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize tildacerfont, if approved, any future product candidates, and other proprietary technologies if approved, may be adversely affected.*

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to tildacerfont, any future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to tildacerfont, any future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves complex legal, scientific, and factual questions and has been the subject of frequent litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect tildacerfont and uses thereof, any future product candidates, and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products. Further, no consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be obtained or enforced in the patents that have been issued or may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents or applications we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting tildacerfont, any future product candidates, and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

▪
the United States Patent and Trademark Office ("USPTO") and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
▪
patent applications may not result in any patents being issued;
▪
patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or may otherwise not provide any competitive advantage;
▪
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential product candidates and may limit, interfere with, or eliminate our ability to obtain patents related to tildacerfont;
▪
other parties may have or may seek to design around our claims or develop technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications and patents, either by claiming the same composition of matter, methods or formulations or by claiming subject matter that could dominate our patent position;
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
▪
an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013; as such, subject matter covered in patents or patent applications that we or our licensors have filed before March 16, 2013 may be challenged and invalidated under an interference proceeding;
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
▪
others may be able to make and use tildacerfont and any future product candidates in countries where valid enforceable patents are not obtained;
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
▪
others may obtain patents that cover the use or manufacture of tildacerfont; or
▪
the patents of others may have an adverse effect on our business.

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

For U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act ("America Invents Act") was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is developing regulations and procedures to govern the administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and in particular, the “first to file” provisions, were enacted on March 16, 2013. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. It remains unclear what impact the America Invents Act will have on the operation of our business. As such, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.*

The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, such as patent term adjustments, but the life of a patent and, correspondingly, the protection it affords is limited. Even if we or our licensors obtain patents covering our product candidates, when the terms of all patents covering a product expire, our business may become subject to competition from competitive products, including generic products. Given the amount of time required for the development, testing, and regulatory review and approval of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for tildacerfont, our business may be materially harmed.*

Depending upon the timing, duration, and specifics of any FDA marketing approval of tildacerfont, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 ("Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent extension term ("PTE") of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate ("SPC"). If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market tildacerfont and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In Europe, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. In advance of June 1, 2023, European applications and patents also have the option to opt-out of the UPC. Nonetheless, due the uncertainty of the UPC, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court, and we may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights*

Third parties including competitors may infringe, misappropriate or otherwise violate our patents, patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may need to or choose to file infringement claims, which can be expensive and time-consuming. We may not be able to prevent, alone or with our licensors, infringement, misappropriation, or other violation of our intellectual property, particularly in countries where the laws may not protect those rights as fully as in the United States.

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including, but not limited to, lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, in May 2021, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 10,849,908. In December 2021, the USPTO denied Neurocrine's request for post-grant review. In January 2022, Neurocrine requested a rehearing of the USPTO's decision to deny the post-grant review and also filed a request that the Procedural Opinion Panel ("POP") review the case. Additionally, in February 2022, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 11,007,201. In September 2022, the USPTO denied Neurocrine's request for post-grant review. In October 2022, Neurocrine requested a rehearing of the USPTO's decision to deny the post-grant review and also filed a request that the POP review the case. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Risks Related to Ownership of Our Common Stock

An active, liquid and orderly trading market for our common stock may not be sustained.*

Prior to the closing of our initial public offering ("IPO") in October 2020, there was no public market for shares of our common stock. An active trading market for our shares may not be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. As a result of these and other factors, you may be unable to resell your shares of our common stock. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2023 to May 11, 2023 has ranged from a low of $1.15 to a high of $3.17. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, which would allow us to take advantage of many of the same exemptions available to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), and reduced disclosure obligations regarding executive compensation. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may identify material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.*

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. To address our material weakness, we added a chief financial officer and controller, and we implemented new processes and controls, formalized documentation of policies and procedures, and recruited additional accounting personnel. We have fully remediated the material weakness as of the filing date of our Annual Report for the fiscal year ending December 31, 2020. Completion of remediation does not provide assurance that our remediation or other controls will continue operating effectively. Remediation costs consisted primarily of additional personnel expenses, which did not have a material impact to our financial statements.

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

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2023, there were 39,746,116 shares of our common stock outstanding.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended ("Securities Act"). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, as amended, declared effective in February 2022, covering the sale of up to $200.0 million of our securities (the "Shelf Registration"). For example, in February 2022, we entered into an Open Market Sales AgreementSM (the "Sales Agreement") with Jefferies, LLC ("Jefferies"), pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2023, we have not issued any shares of common stock pursuant to the Sales Agreement. In addition, in February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock. If these additional shares of common stock, and the shares of common stock issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2020 Plan, our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2020 Employee Stock Purchase Plan ("ESPP"), the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 441,280 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020

3.2	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020

4.1	Form of Common Stock Certificate	S-1/A	333-248924	4.1	October 5, 2020

4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-39594	4.1	February 9, 2023

4.3	Form of Common Stock Purchase Warrant	8-K	001-39594	4.2	February 9, 2023

4.4	Amended and Restated Investors’ Rights Agreement, dated February 19, 2020	S-1	333-248924	4.2	September 18, 2020

10.1+	Non-Employee Director Compensation Policy, as amended on March 30, 2023	Filed herewith

10.2¥	Collaboration and License Agreement, by and between the registrant and Kaken Pharmaceutical Co., LTD., dated January 5, 2023	10-K	001-39594	10.27	March 16, 2023

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		Filed herewith

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

SPRUCE BIOSCIENCES, INC.

Date: May 15, 2023	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)