Form 10-Q
period 2023-06-30
SPRUCE BIOSCIENCES, INC.
filed 2023-08-14
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 40,710,692 shares of common stock, $0.0001 par value per share, outstanding.

i

Table of Contents

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
▪
The U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities may require us to initiate one or more additional clinical trials for tildacerfont in adult patients with classic congenital adrenal hyperplasia (“CAH”), including a Phase 3 clinical trial or trials. The estimated timing or scope of any such future clinical trials is not currently ascertainable. Even if regulatory approvals are obtained, we may never be able to successfully commercialize tildacerfont.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$97,482	$24,487
Short-term investments	23,041	54,590
Prepaid expenses	3,400	3,320
Other current assets	206	1,211
Total current assets	124,129	83,608
Right-of-use assets	1,297	1,400
Other assets	536	640
Total assets	$125,962	$85,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$945	$1,426
Accrued expenses and other current liabilities	12,107	9,399
Term loan, current portion	1,622	1,622
Deferred revenue, current portion	8,060	—
Total current liabilities	22,734	12,447
Lease liabilities, net of current portion	1,147	1,261
Term loan, net of current portion	2,507	3,293
Deferred revenue, net of current portion	2,811	—
Other liabilities	202	161
Total liabilities	29,401	17,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 40,710,692 and 23,601,004 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	271,540	218,354
Accumulated other comprehensive loss	(55)	(558)
Accumulated deficit	(174,928)	(149,313)
Total stockholders’ equity	96,561	68,486
Total liabilities and stockholders’ equity	$125,962	$85,648

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$2,165	$—	$4,129	$—
Operating expenses:
Research and development	13,126	9,060	24,838	17,568
General and administrative	3,011	2,822	6,462	6,048
Total operating expenses	16,137	11,882	31,300	23,616
Loss from operations	(13,972)	(11,882)	(27,171)	(23,616)
Interest expense	(127)	(94)	(258)	(181)
Interest and other income, net	1,275	104	1,814	162
Net loss	(12,824)	(11,872)	(25,615)	(23,635)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available for sale securities	133	(152)	503	(661)
Total comprehensive loss	$(12,691)	$(12,024)	$(25,112)	$(24,296)
Net loss per share, basic and diluted	$(0.32)	$(0.51)	$(0.71)	$(1.01)
Weighted-average shares of common stock outstanding, basic and diluted	40,547,925	23,493,613	36,247,931	23,492,960

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2023	39,746,116	$4	$270,285	$(188)	$(162,104)	$107,997
Exercise of pre-funded warrants	800,000	—	8	—	—	8
Issuance of common stock related to employee stock purchase plan	102,984	—	99	—	—	99
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	61,592	—	(71)	—	—	(71)
Stock-based compensation	—	—	1,219	—	—	1,219
Unrealized gain on available for sale securities	—	—	—	133	—	133
Net loss	—	—	—	—	(12,824)	(12,824)
Balance as of June 30, 2023	40,710,692	$4	$271,540	$(55)	$(174,928)	$96,561

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	23,601,004	$3	$218,354	$(558)	$(149,313)	$68,486
Exercise of pre-funded warrants	800,000	—	8	—	—	8
Issuance of common stock related to employee stock purchase plan	102,984	—	99	—	—	99
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	90,704	—	(94)	—	—	(94)
Issuance of common stock and warrants, net of offering costs of $2,721	16,116,000	1	50,894	—	—	50,895
Stock-based compensation	—	—	2,279	—	—	2,279
Unrealized gain on available for sale securities	—	—	—	503	—	503
Net loss	—	—	—	—	(25,615)	(25,615)
Balance as of June 30, 2023	40,710,692	$4	$271,540	$(55)	$(174,928)	$96,561

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2022	23,492,873	$3	$215,828	$(693)	$(114,895)	$100,243
Issuance of common stock related to employee stock purchase plan	25,545	—	38	—	—	38
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	41,832	—	(40)	—	—	(40)
Stock-based compensation	—	—	905	—	—	905
Unrealized loss on available for sale securities	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	(11,872)	(11,872)
Balance as of June 30, 2022	23,560,250	$3	$216,731	$(845)	$(126,768)	$89,121

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	23,491,881	$3	$214,685	$(184)	$(103,133)	$111,371
Exercise of common stock options	992	—	2	—	—	2
Issuance of common stock related to employee stock purchase plan	25,545	—	38	—	—	38
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	41,832	—	(40)	—	—	(40)
Stock-based compensation	—	—	2,046	—	—	2,046
Unrealized loss on available for sale securities	—	—	—	(661)	—	(661)
Net loss	—	—	—	—	(23,635)	(23,635)
Balance as of June 30, 2022	23,560,250	$3	$216,731	$(845)	$(126,768)	$89,121

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(25,615)	$(23,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,279	2,046
Depreciation and amortization	37	27
Net amortization (accretion) of premium/discount on available-for-sale securities	(432)	108
Non-cash lease expense	114	166
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	709	(285)
Other assets	145	27
Accounts payable	(481)	(1,378)
Accrued expenses and other current liabilities	2,656	1,688
Deferred revenue	10,871	—
Other liabilities	(82)	(131)
Net cash used in operating activities	(9,797)	(21,367)
Cash flows from investing activities
Purchases of investments	(11,881)	(12,978)
Purchases of property and equipment	—	(6)
Proceeds from maturities of investments	44,365	39,000
Net cash provided by investing activities	32,484	26,016
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	53,616	—
Proceeds from issuance of common stock related to employee stock purchase plan	99	38
Proceeds from exercise of common stock options	—	2
Proceeds from exercise of pre-funded warrants	8	—
Payment of offering costs	(2,721)	(227)
Repayment of term loan	(811)	—
Tax withholding payments on restricted stock units	(94)	—
Net cash provided by (used in) financing activities	50,097	(187)
Net increase in cash, cash equivalents, and restricted cash	72,784	4,462
Cash, cash equivalents, and restricted cash at beginning of period	24,732	42,964
Cash, cash equivalents, and restricted cash at end of period	$97,516	$47,426
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$97,482	$47,210
Restricted cash, long-term (included in other assets)	34	216
Total cash, cash equivalents, and restricted cash	$97,516	$47,426

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. The Company is initially developing its wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy for patients suffering from classic congenital adrenal hyperplasia (“CAH”). The Company is also developing tildacerfont for females suffering from polycystic ovary syndrome (“PCOS”). The Company is located in South San Francisco, California and was incorporated in the state of Delaware in April 2016.

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

Open Market Sales Agreement

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of Common Stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2023, we have not issued any shares of Common Stock under the Sales Agreement.

Liquidity and Capital Resources

The Company believes that based on its current operating plan, its cash, cash equivalents and investments of $120.5 million as of June 30, 2023 will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2023, the Company incurred a net loss of $25.6 million and used $9.8 million of cash in operations. As of June 30, 2023, the Company had an accumulated deficit of $174.9 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

The Company anticipates that it will need to raise substantial additional financing in the future to fund its operations. In order to meet these additional cash requirements, the Company may seek to out-license rights to develop and commercialize tildacerfont or sell additional equity or issue debt, convertible debt or other securities that may result in dilution to its stockholders. If the Company raises additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of its shares of Common Stock and could contain covenants that restrict its operations. There can be no assurance that the Company will be able to obtain additional equity or debt financing on terms acceptable to it, if at all. Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on its business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S.

GAAP have been condensed or omitted. The condensed balance sheet as of June 30, 2023, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed statement of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2022 is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

These interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023 (“Annual Report”).

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

Risks and Uncertainties

Any product candidates developed by the Company will require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current and future product candidates will meet desired efficacy and safety requirements to obtain the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on the Company’s business and its financial statements.

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

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the three and six months ended June 30, 2023, as compared to the significant accounting policies described in the Annual Report, with exception to the below policies.

Investments

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2023. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments, or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

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

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption did not have any impact on the Company’s financial statements.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds, U.S. government treasury securities, and U.S. government agency securities as Level 1 investments as the Company uses quoted prices in active markets for identical assets to determine the fair value. The Company classifies corporate bonds as Level 2 investments as the Company uses quoted prices for similar assets sourced from certain third-party pricing services. The third-party pricing services generally utilize industry standard valuation models for which all significant inputs are observable, either directly or indirectly, to estimate the price or fair value of the securities. The primary input generally includes reported trades of or quotes on the same or similar securities. The Company does not make additional judgments or assumptions made to the pricing data sourced from the third-party pricing services.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$95,040	$—	$—	$95,040
Total cash equivalents		95,040	—	—	95,040
U.S. government treasury securities	Level 1	18,192	—	(62)	18,130
U.S. government agency securities	Level 1	4,904	7	—	4,911
Total short-term investments		23,096	7	(62)	23,041
Total cash equivalents and investments		$118,136	$7	$(62)	$118,081

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$22,496	$—	$—	$22,496
Total cash equivalents		22,496	—	—	22,496
U.S. government treasury securities	Level 1	43,779	1	(516)	43,264
Corporate bonds	Level 2	11,369	—	(43)	11,326
Total short-term investments		55,148	1	(559)	54,590
Total cash equivalents and investments		$77,644	$1	$(559)	$77,086

There have been no realized gains or losses on available for sale securities for the periods presented. Unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders’ equity on the balance sheets. Investments that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, consisted of (in thousands):

	June 30, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government treasury securities	$9,189	$(14)	$5,951	$(48)	$15,140	$(62)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government treasury securities	$16,743	$(77)	$23,585	$(439)	$40,328	$(516)
Corporate bonds	—	—	11,326	(43)	11,326	(43)
Total short-term investments	$16,743	$(77)	$34,911	$(482)	$51,654	$(559)

The Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses has been recognized as of June 30, 2023. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

As of June 30, 2023 and December 31, 2022, the Company did not have material accrued interest, which is recorded in other current assets. As of June 30, 2023, the weighted-average remaining contractual maturities of available for sale securities was approximately three months. The Company’s cash equivalents and short-term investments are due within one year.

The estimated fair value of the term loan was $4.2 million and $4.9 million as of June 30, 2023 and December 31, 2022, respectively, and was based on market observable interest rates, a Level 2 input.

The Company did not have any financial liabilities recorded at fair value on a recurring or non-recurring basis as of June 30, 2023 and December 31, 2022.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development expenses	$9,853	$7,449
Accrued compensation and benefits	1,678	1,286
Accrued general and administrative expenses	340	525
Lease liabilities, current portion	236	139
Total accrued expenses and other current liabilities	$12,107	$9,399

Accrued research and development expenses were primarily related to clinical trials and manufacturing of clinical drug supply.

5. Leases

The Company leases space under a non-cancelable operating lease, which requires the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance. In December 2022, the Company entered into a non-cancelable operating lease for approximately 6,500 square feet of office space in South San Francisco, California, which commenced in December 2022 and expires in February 2028 (the “South San Francisco Lease”). The Company has an option to extend the lease term of the South San Francisco Lease for an additional three years which has not been included in the lease term as it is not reasonably certain that the Company will exercise this option.

6. Term Loan

In September 2019, the Company entered into a Loan and Security Agreement, as subsequently amended (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan (the “Term Loan”) for an aggregate principal amount of $4.5 million.

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

In March 2021, the Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”), which increased the aggregate principal amount of the Term Loan to $30.0 million, of which $20.0 million was immediately available under the first tranche (“First Tranche”) and $10.0 million was available under the second tranche through December 31, 2022 (“Second Tranche”), subject to the completion of certain clinical or financial milestones. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026 (the “Maturity Date”).

In May 2022, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”), which amended the milestones for the Second Tranche, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms.

As of June 30, 2023, the carrying value of the Term Loan was $4.1 million, consisting of the outstanding principal under the First Tranche of $4.2 million, less unamortized debt discount and issuance costs of $0.1 million, which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of June 30, 2023, the stated interest rate of the Term Loan was 8.75%.

The final payment is due on the Maturity Date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million, which is 6.0% of the original funded principal amount of the First Tranche (the “Supplemental Final Payment”). The Company may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the First Tranche, and any bank expenses become due and payable.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of June 30, 2023, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of June 30, 2023, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2023 (remaining 6 months)	$982
2024	1,856
2025	1,711
2026	136
Total	$4,685
Less: interest	(496)
Term loan, gross	$4,189
Less: unamortized debt issuance costs	(60)
Less: term loan, current portion	(1,622)
Term loan, net of current portion	$2,507

7. Collaboration and License Agreements

Eli Lily and Company

In May 2016, the Company entered into a license agreement (the “Lilly License Agreement”), with Eli Lilly and Company (“Lilly”). Pursuant to the terms of the Lilly License Agreement, Lilly granted the Company an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how and proprietary materials related to certain compounds, to research, develop, and commercialize such compounds for all pharmaceutical uses.

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

Kaken Pharmaceutical Co, Ltd.

On January 5, 2023, the Company entered into a collaboration and license agreement (the “Kaken License Agreement”) with Kaken Pharmaceutical Co, Ltd. (“Kaken”). Under the terms of the Kaken License Agreement, the Company granted to Kaken the exclusive right to develop, manufacture and commercialize the Company’s product candidate, tildacerfont, for the treatment of CAH in Japan. Pursuant to the Kaken License Agreement, Kaken will be responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. The Company will retain all rights to tildacerfont in all other geographies.

Pursuant to the Kaken License Agreement, Kaken made an upfront payment to the Company of $15.0 million in April 2023. In addition to the upfront payment, the Company is entitled to receive up to an aggregate of approximately $65.0 million (at exchange rates in effect on the date of the Kaken License Agreement) upon the achievement of specified milestones related to the development, regulatory approval and commercialization of tildacerfont in Japan, including the achievement of specified net sales thresholds, if approved. Kaken has agreed to pay the Company a non-creditable, non-refundable specified purchase price for each unit of Company-manufactured product supplied to Kaken for commercial sale. In addition, the Company will also be entitled to receive a royalty for each unit of non-Company manufactured product sold equal to a range of double-digit percentages up to the mid-twenties based on annual net sales of tildacerfont in Japan. Both the purchase price for each unit and the royalty rate are subject to reduction in certain circumstances as specified in the Kaken License Agreement. Kaken’s obligation to pay royalties will continue for ten years after the first commercial sale in Japan or, if later, until the expiration of regulatory exclusivity of tildacerfont or the expiration of the last valid claim of a Company-licensed patent covering tildacerfont in Japan.

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

During the three and six months ended June 30, 2023, the Company recognized $2.2 million and $4.1 million as collaboration revenue, respectively, all of which related to activities satisfied in the current period. As of June 30, 2023, deferred revenue was $10.9 million, of which $8.1 million was current.

8. Capital Structure

Common Stock

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 200,000,000 shares of Common Stock $0.0001 par value per share. Holders of Common Stock are entitled to dividends if and when declared by the board of directors of the Company (“Board of Directors”). The holder of each share of Common Stock is entitled to one vote. As of June 30, 2023, no dividends were declared.

Shares reserved for future issuance

Common Stock reserved for future issuance, on an as converted basis, consisted of the following:

	June 30, 2023	December 31, 2022
Stock options, issued and outstanding	4,292,447	4,166,194
Restricted stock units, issued and outstanding	2,707,975	1,996,128
Shares available for future issuance under 2020 Equity Incentive Plan	1,143,969	940,061
Shares available for future issuance under 2020 Employee Stock Purchase Plan	734,845	601,819
Common Stock Warrants, issued and outstanding	12,687,000	—
Total shares reserved	21,566,236	7,704,202

Common Stock Warrants

In February 2023, the Company entered into the Purchase Agreement with the Purchasers, pursuant to which the Company agreed to sell and issue (i) 16,116,000 shares of Common Stock, (ii) Pre-Funded Warrants to purchase 800,000 shares of Common Stock to a Purchaser and (iii) 12,687,000 Standard Warrants to purchase Common Stock in the Private Placement.

The Pre-Funded Warrants have an exercise price of $0.01 per share and the Standard Warrants have an exercise price of $3.96 per share, in each case subject to proportional adjustments in the event of stock splits or combinations or similar events. The Warrants will be exercisable for a period of five years following the date of issuance. The Warrants were recorded as a component of stockholders’ equity within additional paid-in-capital.

During the three months ended June 30, 2023, all of the Pre-Funded Warrants were exercised for 800,000 shares of Common Stock. As of June 30, 2023, no Pre-Funded Warrants remained outstanding. The Pre-Funded Warrants are included in the weighted-average number of shares of Common Stock used to calculate basic and diluted net loss per share attributable to common stockholders (see Note 10).

9. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$505	$245	$790	$545
General and administrative	714	660	1,489	1,501
Total stock-based compensation expense	$1,219	$905	$2,279	$2,046

Restricted Stock Units

During the six months ended June 30, 2023, the Company granted 816,850 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $2.54 per unit. RSU grants in the period included 186,750 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones. As of June 30, 2023, the Company had 1,194,875 RSUs outstanding subject to performance-based vesting conditions, of which 125,063 RSUs are considered probable of achievement.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(12,824)	$(11,872)	$(25,615)	$(23,635)
Denominator:
Weighted-average shares of Common Stock outstanding	40,547,925	23,493,613	36,247,931	23,492,960
Net loss per share, basic and diluted	$(0.32)	$(0.51)	$(0.71)	$(1.01)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	June 30,
	2023	2022
Shares subject to outstanding Common Stock options	4,292,447	3,954,980
Shares subject to outstanding RSUs	2,707,975	425,853
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	271,008	138,365
Shares subject to outstanding Standard Warrants	12,687,000	—
Total	19,958,430	4,519,198

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023 (the “Annual Report”). Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Spruce,” the “company,” “we,” “our,” “us” or similar terms refer to Spruce Biosciences, Inc.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia (“CAH”). Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 70 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had elevated adrenal hormones at baseline despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of elevated adrenal hormones at baseline. Furthermore, over 200 subjects across eight completed clinical trials to date have been administered tildacerfont with no drug-related serious adverse events (“SAEs”) reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of androstenedione (“A4”) at baseline and anticipate topline results in the second half of 2023. Enrollment in the CAHmelia-203 trial has recently surpassed 75%. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024. Enrollment in CAHmelia-204 is approaching 75% enrollment. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline or highly elevated levels of A4 at baseline. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, which are designed to potentially support registration in the United States and Europe. Assuming positive results from these clinical trials, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and certain comparable foreign regulatory authorities to discuss potential registration.

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. Cohort 1 of the trial is fully enrolled, Cohort 2 enrollment is nearly complete and screening for Cohort 3 is underway. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023. We have also submitted a pediatric investigational plan (“PIP”) to the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Beyond classic CAH, we believe tildacerfont has potential utility in polycystic ovary syndrome (“PCOS”), and in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone (“ACTH”). PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated POWER, a Phase 2 proof-of-concept, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (“DHEAS”) levels at baseline. In August 2023, we conducted an analysis of interim data from 20 patients (13 on tildacerfont and 7 on placebo) through the 12-week treatment period for the POWER clinical trial. The study enrolled 27 patients in total. The interim data from the study support target engagement and suggests that DHEAS may be reduced with tildacerfont treatment in women suffering from PCOS. Tildacerfont was well-tolerated, with a safety profile that is consistent with past studies. Most adverse events were classified as mild-moderate, balanced between treatment arms, unrelated to the study drug and single event occurrences. No serious adverse reactions or dose toxicities were observed, and there was no evidence of adrenal insufficiency.

Since our inception in November 2014, we have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidate, tildacerfont. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development of tildacerfont and any future product candidates.

We intend to build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States. Given a relatively small number of endocrinologists and specialists treat a large proportion of patients with classic CAH, we believe this market can be effectively addressed with a modest-sized targeted commercial sales force, alongside various high-touch patient initiatives. If tildacerfont is approved for additional indications, we plan to leverage our rare disorder commercial infrastructure and expertise to efficiently address those patient populations. We will seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies in markets outside the United States. In January 2023, we and Kaken Pharmaceutical Co. Ltd. (“Kaken”) entered into an exclusive licensing agreement for the development and commercialization of tildacerfont for the treatment of CAH in Japan (the “Kaken License Agreement”). Under the terms of the Kaken License Agreement, we received an upfront payment of $15.0 million from Kaken in April 2023 and will be eligible to receive additional payments upon the achievement of future development and commercial milestones, as well as tiered double-digit royalties on net sales in Japan. Kaken will be responsible for the clinical development and commercialization of tildacerfont in Japan, and we will retain all rights to tildacerfont in all other geographies. Kaken will also be responsible for securing and maintaining regulatory approvals necessary to market and sell tildacerfont in Japan.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2023 and 2022, we incurred net losses of $25.6 million and $23.6 million, respectively, and used $9.8 million and $21.4 million of cash in operations, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $174.9 million and $149.3 million, respectively, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Since inception through June 30, 2023, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and the $15.0 million upfront payment from Kaken received in April 2023. As of

June 30, 2023 and December 31, 2022, we had cash, cash equivalents and investments of $120.5 million and $79.1 million, respectively.

We believe, based on our current operating plan, that our cash, cash equivalents and investments as of June 30, 2023 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

▪
advance tildacerfont through our ongoing Phase 2b clinical trials in adult patients with classic CAH;
▪
advance clinical development of tildacerfont in additional indications, including pediatric classic CAH and PCOS;
▪
pursue regulatory approvals of tildacerfont in patients with classic CAH and PCOS;
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

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2023, we have not issued any shares of common stock under the Sales Agreement.

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock for gross proceeds of $53.6 million, before deducting offering expenses payable by us. During the three months ended June 30, 2023, all of the pre-funded warrants were exercised for 800,000 shares of common stock.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents, and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

Material Agreements

License Agreement with Eli Lilly and Company

In May 2016, we entered into a license agreement (the “Lilly License Agreement”) with Eli Lilly and Company (“Lilly”). Pursuant to the terms of the Lilly License Agreement, Lilly granted us an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how, and proprietary materials, which we refer to collectively as the “Lilly IP”, and such patents (the “Lilly Licensed Patents”), relating to the CRF1 receptor antagonist compounds either listed in the Lilly License Agreement or covered by patent rights controlled by Lilly, which we refer to collectively as the “Lilly Compounds”, to research, develop, commercialize, make, have made, use, sell, offer to sell, and import the Lilly Compounds and any products containing a Lilly Compound, including any products containing a Lilly Compound and one or more additional active pharmaceutical ingredients

(“APIs”) other than a Lilly Compound, which we refer to collectively as the “Lilly Licensed Products”, for all pharmaceutical uses, including all diagnostic, therapeutic, and prophylactic uses, for human or animal administration. Lilly retained rights under the Lilly IP and the Lilly Licensed Patents for internal research purposes.

As partial consideration for the rights granted to us under the Lilly License Agreement, we made a one-time upfront payment to Lilly of $0.8 million. We are also required to pay Lilly up to an aggregate of $23.0 million upon the achievement, during the time the Lilly License Agreement remains in effect, of certain milestones relating to the clinical development and commercial sales of the Lilly Licensed Products. Such payments are for predetermined fixed amounts, are paid only upon the first occurrence of each such event and are due shortly after achieving the applicable milestone. In addition, we are required to pay Lilly tiered royalties on annual worldwide net sales of Lilly Licensed Products, with rates ranging from mid-single-digits to sub-teens (the “Lilly Royalties”). The Lilly Royalties shall commence on a country-by-country basis on the date of the first commercial sale of Lilly Licensed Product in such country, and shall expire on a country-by-country basis on the latest of the following dates: (i) the tenth anniversary of the date of first commercial sale in such country, (ii) the expiration in such country of the last-to-expire Lilly Licensed Patent having a valid claim covering the manufacture, use, or sale of the Lilly Licensed Product as commercialized in such country, and (iii) the expiration of any data or regulatory exclusivity period for the Lilly Licensed Product in such country. Upon such expiration, the license granted to us with respect to such country shall become fully paid-up, royalty-free, perpetual and irrevocable. In addition, the Lilly Royalties may be reduced upon the occurrence of certain events.

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

Pursuant to the Kaken License Agreement, Kaken made an upfront payment to us of $15.0 million in April 2023. In addition to the upfront payment, we are entitled to receive up to an aggregate of approximately $65.0 million (at exchange rates in effect on the date of the Kaken License Agreement) upon the achievement of specified milestones related to the development, regulatory approval and commercialization of tildacerfont in Japan, including the achievement of specified net sales thresholds, if approved. Kaken has agreed to pay us a non-creditable, non-refundable specified purchase price for each unit of Company-manufactured product supplied to Kaken for commercial sale. In addition, we will also be entitled to receive a royalty for each unit of non-Company manufactured product sold equal to a range of double-digit percentages up to the mid-twenties based on annual net sales of tildacerfont in Japan. Both the purchase price for each unit and the royalty rate are subject to reduction in certain circumstances as specified in the Kaken License Agreement. Kaken’s obligation to pay royalties will continue for ten years after the first commercial sale in Japan or, if later, until the expiration of regulatory exclusivity of tildacerfont or the expiration of the last valid claim of a Company-licensed patent covering tildacerfont in Japan (the “Royalty Term”).

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

Loan Agreement with Silicon Valley Bank

In September 2019, we entered into a Loan and Security Agreement, as subsequently amended (the “Loan Agreement”), with SVB providing for a term loan (the “Term Loan”) for an aggregate principal amount of $4.5 million.

In March 2021, we entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) which increased the aggregate principal amount of the Term Loan to $30.0 million, of which $20.0 million was immediately available under the first tranche (the “First Tranche”) and $10.0 million was available under the second tranche through December 31, 2022 (the “Second Tranche”) subject to the completion of certain clinical or financial milestones. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026 (the “Maturity Date”).

In May 2022, we entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) which amended the milestones for the Second Tranche, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms.

As of June 30, 2023 and December 31, 2022, the outstanding principal was comprised of $4.2 million and $5.0 million, respectively, under the First Tranche. Repayment of principal under the First Tranche commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

The final payment is due on the Maturity Date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million, which is 6.0% of the original funded principal amount of the First Tranche (the “Supplemental Final Payment”). We may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% or 2% of the principal amount of the First Tranche, and any bank expenses become due and payable.

We are subject to customary affirmative and restrictive covenants under the Loan Agreement. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than intellectual property. We also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As of June 30, 2023, management believes that we are in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

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

These expenses include:

▪
external expenses, consisting of:
o
clinical development—expenses associated with clinical research organizations (“CROs”) engaged to manage and conduct clinical trials and other outside services;
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

Research and development expenses are recognized as they are incurred, including licenses of intellectual property that have no alternative future use at the time of the acquisition. If deposits are required by external vendors, a portion of the deposit is included as a prepaid expense until the activity has been performed or when the goods have been received to amortize the deposit to expense in the condensed statements of operations and comprehensive loss.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense, for executive, finance, and other administrative functions. General and administrative expenses also include legal fees, professional fees, insurance costs, facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market, Inc. (“Nasdaq”) listing rules.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$2,165	$—	$2,165
Operating expenses:
Research and development	13,126	9,060	4,066
General and administrative	3,011	2,822	189
Total operating expenses	16,137	11,882	4,255
Loss from operations	(13,972)	(11,882)	(2,090)
Interest expense	(127)	(94)	(33)
Interest and other income, net	1,275	104	1,171
Net loss	$(12,824)	$(11,872)	$(952)

Collaboration Revenue

During the three months ended June 30, 2023, we recognized $2.2 million as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
External expenses:
Clinical development	$8,218	$6,712	$1,506
Manufacturing	1,004	770	234
Preclinical studies	444	(56)	500
Other research and development	425	79	346
Internal expenses:
Personnel	2,947	1,449	1,498
Facilities and other	88	106	(18)
Total research and development expenses	$13,126	$9,060	$4,066

Research and development expenses increased by $4.1 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The overall increase in research and development expenses was primarily related to the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. There was also an increase in personnel expenses attributable to an increase in headcount and an increase in manufacturing expenses due to timing of planned manufacturing activities related to clinical drug supply.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to an increase in professional services, including legal, finance and accounting.

Interest Expense

Interest expense was fairly consistent during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $1.2 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily due to higher yield earned on investment balances in 2023.

Comparisons of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$4,129	$—	$4,129
Operating expenses:
Research and development	24,838	17,568	7,270
General and administrative	6,462	6,048	414
Total operating expenses	31,300	23,616	7,684
Loss from operations	(27,171)	(23,616)	(3,555)
Interest expense	(258)	(181)	(77)
Interest and other income, net	1,814	162	1,652
Net loss	$(25,615)	$(23,635)	$(1,980)

Collaboration Revenue

During the six months ended June 30, 2023, we recognized $4.1 million as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
External expenses:
Clinical development	$15,417	$12,391	$3,026
Manufacturing	2,305	1,482	823
Preclinical studies	448	368	80
Other research and development	730	164	566
Internal expenses:
Personnel	5,767	2,980	2,787
Facilities and other	171	183	(12)
Total research and development expenses	$24,838	$17,568	$7,270

Research and development expenses increased by $7.3 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The overall increase in research and development expenses was primarily related to the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. There was also an increase in personnel expenses attributable to an increase in headcount and an increase in manufacturing expenses due to timing of planned manufacturing activities related to clinical drug supply.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an increase in professional services, including legal, finance and accounting.

Interest Expense

Interest expense was fairly consistent during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $1.7 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily due to higher yield earned on investment balances in 2023.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $174.9 million and $149.3 million, respectively. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and investments of $120.5 million and $79.1 million, respectively. Since inception through June 30, 2023, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and $15.0 million from the Kaken upfront payment received in April 2023.

We believe, based on our current operating plan, that our cash, cash equivalents and investments as of June 30, 2023 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. In addition, we believe based on our current operating plan, that our cash, cash equivalents, and investments as of June 30, 2023 is expected to allow us to fund operating and capital expenditures into the first half of 2025.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the “Offering”). We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of June 30, 2023, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

Private Placement

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock for gross proceeds of $53.6 million, before deducting offering expenses payable by us. During the three months ended June 30, 2023, all of the pre-funded warrants were exercised for 800,000 shares of common stock.

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

We may seek to raise capital through equity or debt financings, collaborative agreements, potentially including agreements to out-license rights to develop and commercialize tildacerfont, or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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
▪
our ability to enter into favorable out-licensing agreements for the development and commercialization of tildacerfont;
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

Material Cash Requirements

As of June 30, 2023, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $4.7 million. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Material Agreements — Loan Agreement” above.

As of June 30, 2023, the total undiscounted lease liability for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.7 million.

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

We have also entered into the Lilly License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the Lilly License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. In addition to royalty payments on future sales, we are also required to pay up to an aggregate of $23.0 million upon the achievement of certain milestones. As of June 30, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of the Lilly License Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — License Agreement with Eli Lilly and Company” above.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash used in operating activities	$(9,797)	$(21,367)	$11,570
Net cash provided by investing activities	32,484	26,016	6,468
Net cash provided by (used in) financing activities	50,097	(187)	50,284
Net increase in cash, cash equivalents, and restricted cash	$72,784	$4,462	$68,322

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $9.8 million compared to $21.4 million for the six months ended June 30, 2022. There were higher cash payments driven by increased clinical development activities associated with the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. Additionally, there were higher personnel-related payments driven by increased headcount and higher payments for increased professional services, including legal, finance and accounting. The cash used was offset by the receipt of the $15.0 million upfront payment under the Kaken License Agreement in April 2023.

Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $32.5 million, consisting of proceeds from maturities of investments of $44.4 million offset by purchases of investments of $11.9 million.

For the six months ended June 30, 2022, net cash provided by investing activities was $26.0 million, consisting primarily of proceeds from maturities of investments of $39.0 million offset by purchases of investments of $13.0 million.

Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $50.1 million, consisting primarily of net proceeds received from the February 2023 private placement of $50.9 million, offset by principal payments on the Term Loan of $0.8 million.

For the six months ended June 30, 2022, net cash used by financing activities was $0.2 million, consisting primarily of payments of deferred offering costs.

Critical Accounting Estimates

Our condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, if any, and expenses, as well as the related disclosure of contingent assets and liabilities as of the date of the financial statements. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting estimates from those discussed in the Annual Report, except those documented below.

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

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash, cash equivalents and investments as of June 30, 2023 consist of $120.5 million in bank deposits, money market funds, U.S. treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of June 30, 2023 and December 31, 2022, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, as of June 30, 2023, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our President and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States, Europe, or Japan, we may never generate any product revenue. For the six months ended June 30, 2023 and 2022, we reported net losses of $25.6 million and $23.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $174.9 million.

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

As of June 30, 2023, we had cash, cash equivalents and investments of $120.5 million. In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under the Kaken License Agreement. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of June 30, 2023 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report.

However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, primarily as a result of the COVID-19 pandemic, enrollment in our Phase 2b clinical trials evaluating tildacerfont for the treatment of adult classic congenital adrenal hyperplasia (“CAH”) was delayed, extending the overall duration of the trials. We have expanded the number of trial sites worldwide to provide more recruitment capabilities in an effort to accelerate enrollment. Additionally, we have amended our clinical trial protocols to enable remote visits to mitigate any potential impacts. As a result of the extended duration of the trials, increased number of trial sites, and this home health component, the overall costs of our Phase 2b clinical trials have increased and may continue to increase in the future.

We will require additional capital for the further development and commercialization of tildacerfont and any future product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including the COVID-19 pandemic and the ongoing military conflict between Ukraine and Russia and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We currently depend entirely on the success of tildacerfont, which is our only product candidate. If we are unable to advance tildacerfont in clinical development, obtain regulatory approval, and ultimately commercialize tildacerfont, or experience significant delays in doing so, our business will be materially harmed.*

We currently only have one product candidate, tildacerfont, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, tildacerfont, which is currently in clinical development for adult patients with classic CAH. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of A4 at baseline and anticipate topline results in the second half of 2023. We also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the second half of 2024.

Assuming positive results, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and certain comparable foreign regulatory authorities to discuss potential registration. While we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, the FDA and comparable foreign regulatory authorities may not agree and may require us to enroll additional patients or initiate one or more additional clinical trials, including a Phase 3 clinical trial or trials. If the FDA or comparable foreign regulatory authorities require us to conduct one or more clinical trials, including a Phase 3 clinical trial or trials, the design, duration, and scope of such clinical trials will be decided upon after further discussions with the FDA or comparable foreign regulatory authorities, and at this time are not ascertainable. As a result, we are unable to predict with certainty the estimated timing or scope of any future clinical trials of tildacerfont we may be required to conduct.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. Cohort 1 of the trial is fully enrolled, enrollment for Cohort 2 is nearly complete and screening for Cohort 3 is underway. We anticipate topline data from adolescents (cohorts 1 and 2) of the Phase 2 open-label clinical trial in the second half of 2023. Additionally, by leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we initiated POWER, a Phase 2 proof-of-concept clinical trial in polycystic ovary syndrome (“PCOS”). The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (“DHEAS”) levels at baseline. In August 2023, we conducted an analysis of interim data from 20 patients (13 on tildacerfont and 7 on placebo) through the 12-week treatment period for the POWER clinical trial. The study enrolled 27 patients in total. The interim data from the study support target engagement and suggests that DHEAS may be reduced with tildacerfont treatment in women suffering from PCOS. Tildacerfont was well-tolerated, with a safety profile that is consistent with past studies. Most adverse events were classified as mild-moderate, balanced between treatment arms, unrelated to study drug and single event occurrences. No serious adverse reactions or dose toxicities were observed, and there was no evidence of adrenal insufficiency.

The success of tildacerfont will depend on several factors, including the following:

▪
successful enrollment, site expansion and activation and patient engagement in our ongoing and planned clinical trials;
▪
successful completion of our ongoing and planned clinical trials with favorable results;
▪
acceptance by the FDA and European Medicines Agency (“EMA”) of the clinical trial design of our planned and ongoing clinical trials of tildacerfont;
▪
demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
▪
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities;
▪
receipt of marketing approvals from applicable regulatory authorities, including one or more non-disclosure agreements (“NDAs”) from the FDA, and maintaining such approvals;
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

In particular, each indication for which we are evaluating tildacerfont is a rare endocrine disorder with limited patient populations from which to draw participants in clinical trials. For example, we estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United States, approximately 50,000 people in the European Union (“EU”) and approximately 145,000 people in China. We are and will be required to identify and enroll a sufficient number of patients with the disorder under investigation for our clinical trials of tildacerfont. Potential patients may not be adequately diagnosed or identified with the disorders which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting these same endocrine disorders and are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. In addition, we have encountered difficulties in opening clinical trial sites and enrolling patients in our two ongoing Phase 2b clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

Before obtaining marketing approval from regulatory authorities for the sale of tildacerfont or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of tildacerfont and any future product candidates in humans. Clinical testing is expensive, time-consuming, and uncertain as to outcome. In addition, we may rely in part on preclinical, clinical and quality data generated by clinical research organizations (“CROs”) and other third parties for regulatory submissions for tildacerfont and any future product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional clinical trials or collect additional data independently. In either case, our development costs would increase.

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
▪
obtaining approval from one or more institutional review boards (“IRBs”) or Ethics Committees (“ECs”);
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
▪
a facility manufacturing tildacerfont or any of its components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”), regulations or other applicable requirements, or infections or cross-contaminations of tildacerfont in the manufacturing process;
▪
any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
▪
third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
▪
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (“GCP”), or other regulatory requirements;
▪
third-party contractors not performing data collection or analysis in a timely or accurate manner;
▪
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
▪
the impacts of contagious disease outbreaks on our ongoing and planned clinical trials.

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

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for tildacerfont and any future product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy (“REMS”) which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and may continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, outbreaks of contagious diseases (such as the COVID-19 pandemic), the conflict between Ukraine and Russia and related sanctions, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

If the market opportunities for tildacerfont and any future product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.*

If the size of the market opportunities in each of our target indications for tildacerfont and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of tildacerfont on treatments for rare endocrine disorders with relatively small patient populations. For example, we believe that tildacerfont has the potential to bring therapeutic benefit to patients suffering from endocrine disorders where the underlying pathophysiology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone (“ACTH”), including, but not limited to, non-classic CAH and females with PCOS due to adrenal hyperandrogenism. Given the relatively small number of patients who have the disorders that we are targeting and intend to target with tildacerfont, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare endocrine disorders. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, while classic CAH is usually detected at birth through required newborn screening programs in most developed countries, new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In addition, the potentially addressable patient population for classic CAH may be limited or may not be amenable to treatment with tildacerfont, if approved. Further, even if we obtain significant market share for tildacerfont in classic CAH, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting this same endocrine disorder.

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

We are conducting and plan to conduct several clinical trials for tildacerfont in parallel over the next several years, including multiple clinical trials in adult and pediatric patients with classic CAH and females with PCOS. As a result, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of tildacerfont. Furthermore, research programs to identify additional indications for tildacerfont require substantial technical, financial, and human resources. We may also pursue additional formulations for tildacerfont, including transitioning from a tablet formulation to a granulate formulation or oral suspension. However, we may not successfully develop these additional formulations for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

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

We expect to submit a Marketing Authorization Application (“MAA”) to the EMA for approval of tildacerfont in the EU for the treatment of classic CAH. As with the FDA, obtaining approval of an MAA from the European Commission, which acts on the recommendation of the Committee for Medicinal Products for Human Use, is a similarly lengthy and expensive process and the EMA has its own procedures for assessing product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of tildacerfont in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of tildacerfont will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Use of tildacerfont or any future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of tildacerfont and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by tildacerfont and any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 200 subjects across eight completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase (“ALT”) between five and nine times the upper limit of normal (“ULN”), elevations in aspartate aminotransferase (“AST”) less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. No cases of liver enzyme elevations above three times the ULN were observed in any patient receiving total daily doses of 600mg, which is approximately three times the proposed therapeutic dose for adults with classic CAH, and below. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for tildacerfont for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (“DOJ”), the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS”), state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, and investigations, and civil and criminal sanctions by the FDA, DOJ, or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

Separately, in response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities. In July 2020, the FDA restarted inspections of domestic and international manufacturing facilities on a risk-based basis. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “Affordable Care Act”), was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates are that it established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expands eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the United Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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
▪
potential liability under the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) or comparable foreign regulations;
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

One of our strategies is to pursue clinical development of tildacerfont in additional endocrine disorders, including, but not limited to, pediatric classic CAH and females with PCOS. The endocrine disorders we are targeting are all rare disorders and, as a result, the market size for the treatment of patients with such disorders is limited. In addition, CRF1 receptor antagonism may not be an appropriate or effective mechanism in indications where disease biology supports a need to reduce ACTH. Due to these factors, our ability to grow revenue may be dependent on our ability to successfully develop and commercialize tildacerfont for the treatment of additional indications. Developing, obtaining regulatory approval and commercializing tildacerfont for additional indications will require substantial additional funding and is prone to the risks of failure inherent in drug development. We may not be able to successfully advance any of these indications through the development process. Even if we receive regulatory approval to market tildacerfont for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize tildacerfont for these additional indications, our commercial opportunity may be limited.

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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 70 years. We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc. is developing a CRF1 receptor antagonist and has initiated Phase 3 registrational trials in adult and pediatric classic CAH and plans to report topline results from both studies in the fourth quarter of 2023. Crinetics Pharmaceuticals, Inc. plans to initiate a Phase 2 clinical trial in 2023 to evaluate the safety and efficacy of an oral ACTH antagonist in adults with CAH. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof-of-concept clinical trial. In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue to use their steroid regimen. As high doses of corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2023, we had 32 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a term loan (the “Term Loan”) with SVB. In April 2020, we entered into a deferral agreement with SVB (the “Deferral Agreement”), whereby we and SVB agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with SVB (the “First Amendment”), which increased the aggregate principal amount of the Term Loan commitment by SVB to up to $30.0 million. In May 2022, we entered into the Second Amendment with SVB (the “Second Amendment”), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available. As of June 30, 2023, we had $4.2 million outstanding under the Loan Agreement. Repayment of principal commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

All obligations under the Term Loan are secured by a first priority lien on substantially all of our assets, excluding intellectual property assets. We have agreed with SVB not to encumber our intellectual property assets without its prior written consent unless a security interest in the underlying intellectual property is necessary to have a security interest in the accounts and proceeds that are part of the assets securing the Term Loan, in which case our intellectual property shall automatically be included within the assets securing the Term Loan. As a result, if we default on any of our obligations under the Loan Agreement, SVB could foreclose on its security interest and liquidate some or all of the collateral, which would harm our business, financial condition, and results of operations and could require us to reduce or cease operations.

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

The Loan Agreement contains certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interest, including entering into a change in control transaction. The Loan Agreement also contains certain covenants that limit our ability to obtain additional debt financing, including incurring debt from third parties not permitted under the Loan Agreement or incurring liens or encumbrances on our property. While we have not previously breached and are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, SVB may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. In addition, if an event of default occurs under the Loan Agreement, SVB may, among other things, accelerate the Term Loan or do any acts it considers necessary or reasonable to protect its security interest in the collateral under the Term Loan. Events of default include the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise). The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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
▪
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales and medical representatives; and state and foreign laws, such as the European Union General Data Protection Regulation (“GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

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

In addition, we may be unable to receive and/or further transfer onwards personal data that is processed subject to the EU GDPR and/or UK GDPR, or certain other data privacy and security regimes, due to limitations on cross-border data flows and/or actual or de facto data localization requirements. In particular, the EU GDPR and UK GDPR significantly restrict the transfer of personal data to the United States and other countries whose privacy laws are generally considered ‘inadequate’ for the purposes of either or both of those regulations (unless and to the extent, in the context of the EU GDPR, a U.S.-based organization self-certifies compliance with the principles of, and otherwise adheres to, the newly-approved EU-U.S. Data Privacy Framework). Although there are currently various mechanisms that may be used to effect such cross-border transfers of personal data in compliance with the EU GDPR and UK GDPR, such as the European Commission’s ‘Standard Contractual Clauses’, the United Kingdom’s ‘International Data Transfer Agreement / Addendum’ and the aforementioned EU-U.S. Data Privacy Framework, all such transfers mechanisms are open to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully effect cross-border transfers of personal data where required. Other jurisdictions relevant to our operations may implement, or adopt stringent interpretations of, their own data localization and cross-border data transfer laws. If there is no lawful manner for us to effect or be the recipient of cross-border transfers of personal data in compliance with the EU GDPR and/or UK GDPR, and/or other applicable data privacy and security obligations, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2022, after reducing net operating losses (“NOLs”) and tax credits for amounts not expected to be utilized, we had federal NOL carryforwards of approximately $114.8 million and state NOL carryforwards of approximately $141.1 million. The federal NOL carryforwards arising in taxable years beginning prior to 2018 will begin to expire in 2036 and state NOL carryforwards will begin to expire in 2036, unless previously utilized. We also have federal and state tax credit carryforwards totaling $10.9 million and $1.2 million, respectively. The federal tax credit carryforwards will begin to expire in 2036, unless previously utilized. The state tax credits will not expire.

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitations under Section

382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2021 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of June 30, 2023, we recorded a full valuation allowance on our net deferred tax assets.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize tildacerfont.*

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for tildacerfont. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to infectious diseases could impact personnel at our CROs, which could disrupt our clinical timelines, which could have a material adverse impact on our business, prospects, financial condition, and results of operations.

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

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”), and the finished products of tildacerfont or the associated packaging used in our current product format and we may rely on single source suppliers for clinical supply of API and drug product of tildacerfont. We will need to identify and qualify a third-party manufacturer prior to commercialization of tildacerfont, and we intend to enter into agreements for commercial production with third-party suppliers. As tildacerfont is intended to treat rare endocrine disorders, we will only require a low-volume of raw materials and APIs, and in some cases with single-source suppliers and manufacturers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop tildacerfont and any future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of tildacerfont and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

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

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of tildacerfont or any future product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of tildacerfont may occur in the future. In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting tildacerfont, any future product candidates, and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

▪
the United States Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

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

For U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act (“America Invents Act”) was signed into law. The America Invents Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is developing regulations and procedures to govern the administration of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and in particular, the “first to file” provisions, were enacted on March 16, 2013. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. It remains unclear what impact the America Invents Act will have on the operation of our business. As such, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

If we do not obtain patent term extension for tildacerfont, our business may be materially harmed.*

Depending upon the timing, duration, and specifics of any FDA marketing approval of tildacerfont, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term (“PTE”) of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (“SPC”). If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market tildacerfont and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In Europe, no earlier than October 1, 2022, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. In advance of June 1, 2023, European applications and patents had the option to opt-out of the UPC. We have opted-out all company owned European applications and patents from the UPC before the deadline. Also, for the licensed European applications and patents, the licensor has opted-out the licensed European applications and patents from the UPC except for EP1869049. Opted-out European applications and patents can withdraw opt-out requests and opt back in the UPC in the future. Nonetheless, due the uncertainty of the UPC, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including, but not limited to, lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, in May 2021, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 10,849,908. In December 2021, the USPTO denied Neurocrine’s request for post-grant review. In January 2022, Neurocrine requested a rehearing of the USPTO’s decision to deny the post-grant review and also filed a request that the Procedural Opinion Panel (“POP”) review the case. Additionally, in February 2022, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 11,007,201. In September 2022, the USPTO denied Neurocrine’s request for post-grant review. In October 2022, Neurocrine requested a rehearing of the USPTO’s decision to deny the post-grant review and also filed a request that the POP review the case. In July 2023, the USPTO dismissed the rehearing and POP requests and granted sua sponte Director Review of the Board’s decisions. In August 2023, the USPTO issued a Director Review decision addressing the standards for inherent anticipation and written description and remanded for a new decision about institution from the Board. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2023 to August 10, 2023 has ranged from a low of $1.15 to a high of $3.37. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
▪
adverse results or delays in clinical trials as a result of public health pandemics (such as COVID-19), patient engagement, protocol amendments or otherwise;
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
▪
the size and growth, if any, of the markets for classic CAH in adult and pediatric patients and females with PCOS, and other rare endocrine disorders that we may target;
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
▪
geopolitical and macroeconomic conditions, including relating to contagious disease outbreaks, the military conflict in Ukraine and Russia, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; and
▪
other events or factors, many of which are beyond our control.

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

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, pursuant to the Loan Agreement, we are prohibited from paying cash dividends without the prior written consent of SVB, and future debt instruments may materially restrict our ability to pay dividends on our common stock. Any return to stockholders would therefore be limited to the appreciation, if any, of their stock.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, which would allow us to take advantage of many of the same exemptions available to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and reduced disclosure obligations regarding executive compensation. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.*

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Quarterly Report on Form 10-Q, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the

Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies and smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2023, there were 40,710,692 shares of our common stock outstanding.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended (“Securities Act”). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock. During the three months ended June 30, 2023, all of the pre-funded warrants were exercised. Pursuant to the securities purchase agreement, we have registered for resale such securities. If these additional shares of common stock, and the shares of common stock issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, as amended, declared effective in February 2022, covering the sale of up to $200.0 million of our securities (the “Shelf Registration”). For example, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies, LLC (“Jefferies”), pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2023, we have not issued any shares of common stock pursuant to the Sales Agreement. In addition, in February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold

16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, all of which were exercised during the three months ended June 30, 2023, and warrants to purchase 12,687,000 shares of common stock. If these additional shares of common stock, and the shares of common stock issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2020 Plan, our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2020 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 441,280 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

SPRUCE BIOSCIENCES, INC.

Date: August 14, 2023	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)