Form 10-Q
period 2023-09-30
SPRUCE BIOSCIENCES, INC.
filed 2023-11-13
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 40,710,692 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$98,801	$24,487
Short-term investments	9,231	54,590
Prepaid expenses	2,687	3,320
Other current assets	419	1,211
Total current assets	111,138	83,608
Right-of-use assets	1,240	1,400
Other assets	607	640
Total assets	$112,985	$85,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,152	$1,426
Accrued expenses and other current liabilities	11,616	9,399
Term loan, current portion	1,622	1,622
Deferred revenue, current portion	7,798	—
Total current liabilities	24,188	12,447
Lease liabilities, net of current portion	1,083	1,261
Term loan, net of current portion	2,113	3,293
Other liabilities	220	161
Total liabilities	27,604	17,162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 40,710,692 and 23,601,004 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	272,662	218,354
Accumulated other comprehensive loss	(3)	(558)
Accumulated deficit	(187,282)	(149,313)
Total stockholders’ equity	85,381	68,486
Total liabilities and stockholders’ equity	$112,985	$85,648

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$3,073	$—	$7,202	$—
Operating expenses:
Research and development	13,494	8,791	38,332	26,359
General and administrative	3,237	2,766	9,699	8,814
Total operating expenses	16,731	11,557	48,031	35,173
Loss from operations	(13,658)	(11,557)	(40,829)	(35,173)
Interest expense	(119)	(110)	(377)	(291)
Interest and other income, net	1,423	266	3,237	428
Net loss	(12,354)	(11,401)	(37,969)	(35,036)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available for sale securities	52	(28)	555	(689)
Total comprehensive loss	$(12,302)	$(11,429)	$(37,414)	$(35,725)
Net loss per share, basic and diluted	$(0.30)	$(0.48)	$(1.01)	$(1.49)
Weighted-average shares of common stock outstanding, basic and diluted	40,710,692	23,560,250	37,751,865	23,515,651

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	40,710,692	$4	$271,540	$(55)	$(174,928)	$96,561
Stock-based compensation	—	—	1,122	—	—	1,122
Unrealized gain on available for sale securities	—	—	—	52	—	52
Net loss	—	—	—	—	(12,354)	(12,354)
Balance as of September 30, 2023	40,710,692	$4	$272,662	$(3)	$(187,282)	$85,381

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	23,601,004	$3	$218,354	$(558)	$(149,313)	$68,486
Exercise of pre-funded warrants	800,000	—	8	—	—	8
Issuance of common stock related to employee stock purchase plan	102,984	—	99	—	—	99
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	90,704	—	(94)	—	—	(94)
Issuance of common stock and warrants, net of offering costs of $2,721	16,116,000	1	50,894	—	—	50,895
Stock-based compensation	—	—	3,401	—	—	3,401
Unrealized gain on available for sale securities	—	—	—	555	—	555
Net loss	—	—	—	—	(37,969)	(37,969)
Balance as of September 30, 2023	40,710,692	$4	$272,662	$(3)	$(187,282)	$85,381

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

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(37,969)	$(35,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,401	2,829
Depreciation and amortization	54	50
Net amortization (accretion) of premium/discount on available-for-sale securities	(570)	109
Non-cash lease expense	171	250
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	945	140
Other assets	110	78
Accounts payable	1,726	(642)
Accrued expenses and other current liabilities	2,394	2,506
Deferred revenue	7,798	—
Other liabilities	(128)	(229)
Net cash used in operating activities	(22,066)	(29,945)
Investing activities
Purchases of investments	(11,881)	(33,869)
Purchases of property and equipment	(7)	(8)
Proceeds from maturities of investments	58,365	43,000
Net cash provided by investing activities	46,477	9,123
Financing activities
Proceeds from issuance of common stock and warrants	53,616	—
Proceeds from issuance of common stock related to employee stock purchase plan	99	38
Proceeds from exercise of pre-funded warrants	8	—
Proceeds from exercise of common stock options	—	2
Tax withholding payments on restricted stock units	(94)	(40)
Repayment of term loan	(1,216)	—
Payment of offering costs	(2,721)	(277)
Net cash provided by (used in) financing activities	49,692	(277)
Net increase in cash, cash equivalents, and restricted cash	74,103	(21,099)
Cash, cash equivalents, and restricted cash at beginning of period	24,732	42,964
Cash, cash equivalents, and restricted cash at end of period	$98,835	$21,865
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$98,801	$21,649
Restricted cash, long-term (included in other assets)	34	216
Total cash, cash equivalents, and restricted cash	$98,835	$21,865

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

Open Market Sales Agreement

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of Common Stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of September 30, 2023, we have not issued any shares of Common Stock under the Sales Agreement.

Liquidity and Capital Resources

The Company believes that based on its current operating plan, its cash, cash equivalents and investments of $108.0 million as of September 30, 2023 will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2023, the Company incurred a net loss of $38.0 million and used $22.1 million of cash in operations. As of September 30, 2023, the Company had an accumulated deficit of $187.3 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of September 30, 2023, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed statement of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2022 is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period.

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

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing wars in Ukraine and Israel and related sanctions. The Company continues to actively monitor the impact of these macroeconomic and geopolitical factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the condensed balance sheets.

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in the Annual Report, with exception to the below policies.

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

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded in other current assets on the condensed balance sheets.

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

If a customer pays consideration, or the Company has an unconditional right to the consideration, before the satisfaction of the revenue recognition criteria, the amounts are recorded as deferred revenue in the Company’s condensed balance sheet. The current portion of deferred revenue represents the amount of the performance obligation that is expected to be satisfied within the next twelve months. Amounts recognized as revenue prior to receipt or before they are due are recorded as contract assets in the Company’s condensed balance sheet, excluding any amounts presented as accounts receivable. If the Company has an unconditional right to receive consideration, the contract assets are accounted for as accounts receivable and presented separately from contract assets. A net contract asset or liability is presented for each contract with a customer.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$95,820	$—	$—	$95,820
Total cash equivalents		95,820	—	—	95,820
U.S. government treasury securities	Level 1	4,264	—	(4)	4,260
U.S. government agency securities	Level 2	4,970	1	—	4,971
Total short-term investments		9,234	1	(4)	9,231
Total cash equivalents and investments		$105,054	$1	$(4)	$105,051

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$22,496	$—	$—	$22,496
Total cash equivalents		22,496	—	—	22,496
U.S. government treasury securities	Level 1	43,779	1	(516)	43,264
Corporate bonds	Level 2	11,369	—	(43)	11,326
Total short-term investments		55,148	1	(559)	54,590
Total cash equivalents and investments		$77,644	$1	$(559)	$77,086

There have been no realized gains or losses on available for sale securities for the periods presented. Unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders’ equity on the condensed balance sheets. Investments that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, consisted of (in thousands):

	September 30, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government treasury securities	$4,259	$(4)	$-	$-	$4,259	$(4)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government treasury securities	$16,743	$(77)	$23,585	$(439)	$40,328	$(516)
Corporate bonds	—	—	11,326	(43)	11,326	(43)
Total short-term investments	$16,743	$(77)	$34,911	$(482)	$51,654	$(559)

The Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses has been recognized as of September 30, 2023. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

As of September 30, 2023 and December 31, 2022, the Company did not have material accrued interest, which is recorded in other current assets. As of September 30, 2023, the weighted-average remaining contractual maturities of available for sale securities was approximately 2 months. The Company’s cash equivalents and short-term investments are due within one year.

The estimated fair value of the term loan was $4.0 million and $4.9 million as of September 30, 2023 and December 31, 2022, respectively, and was based on market observable interest rates, a Level 2 input.

The Company did not have any financial liabilities recorded at fair value on a recurring or non-recurring basis as of September 30, 2023 and December 31, 2022.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development expenses	$8,548	$7,449
Accrued compensation and benefits	2,435	1,286
Accrued general and administrative expenses	389	525
Lease liabilities, current portion	244	139
Total accrued expenses and other current liabilities	$11,616	$9,399

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

As of September 30, 2023, the carrying value of the Term Loan was $3.7 million, consisting of the outstanding principal under the First Tranche of $3.8 million, less unamortized debt discount and issuance costs of $49 thousand, which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provides for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance will be payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of September 30, 2023, the stated interest rate of the Term Loan was 9.00%.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of September 30, 2023, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of September 30, 2023, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2023 (remaining 3 months)	$488
2024	1,863
2025	1,714
2026	136
Total	$4,201
Less: interest	(417)
Term loan, gross	$3,784
Less: unamortized debt issuance costs	(49)
Less: term loan, current portion	(1,622)
Term loan, net of current portion	$2,113

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

During the three and nine months ended September 30, 2023, the Company recognized $3.1 million and $7.2 million as collaboration revenue, respectively, all of which related to activities satisfied in the current period. As of September 30, 2023, deferred revenue was $7.8 million, all of which was current.

8. Capital Structure

Common Stock

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 200,000,000 shares of Common Stock $0.0001 par value per share. Holders of Common Stock are entitled to dividends if and when declared by the board of directors of the Company (“Board of Directors”). The holder of each share of Common Stock is entitled to one vote. As of September 30, 2023, no dividends were declared.

Shares reserved for future issuance

Common Stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30, 2023	December 31, 2022
Stock options, issued and outstanding	4,232,373	4,166,194
Restricted stock units, issued and outstanding	2,539,475	1,996,128
Shares available for future issuance under 2020 Equity Incentive Plan	1,371,969	940,061
Shares available for future issuance under 2020 Employee Stock Purchase Plan	734,845	601,819
Common Stock warrants, issued and outstanding	12,687,000	—
Total shares reserved	21,565,662	7,704,202

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

During the nine months ended September 30, 2023, all of the Pre-Funded Warrants were exercised for 800,000 shares of Common Stock. As of September 30, 2023, no Pre-Funded Warrants remained outstanding.

9. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$379	$197	$1,169	$742
General and administrative	743	586	2,232	2,087
Total stock-based compensation expense	$1,122	$783	$3,401	$2,829

Restricted Stock Units

During the nine months ended September 30, 2023, the Company granted 896,850 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $2.52 per unit. RSU grants in the period included 186,750 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones. As of September 30, 2023, the Company had 1,139,875 RSUs outstanding subject to performance-based vesting conditions, of which 125,063 RSUs are considered probable of achievement.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(12,354)	$(11,401)	$(37,969)	$(35,036)
Denominator:
Weighted-average shares of Common Stock outstanding	40,710,692	23,560,250	37,751,865	23,515,651
Net loss per share, basic and diluted	$(0.30)	$(0.48)	$(1.01)	$(1.49)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	September 30,
	2023	2022
Shares subject to outstanding common stock options	4,232,373	4,380,668
Shares subject to outstanding RSUs	2,539,475	336,565
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	242,878	228,423
Shares subject to outstanding Standard Warrants	12,687,000	—
Total	19,701,726	4,945,656

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduce steroid burden for patients suffering from classic congenital adrenal hyperplasia (“CAH”). Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 70 years. In a 12-week Phase 2a proof-of-concept clinical trial, tildacerfont-treated adult patients suffering from classic CAH who had elevated adrenal hormones at baseline despite being on standard of care therapy achieved approximately 80% reductions in hormones that are key indicators of elevated adrenal hormones at baseline. Furthermore, over 200 subjects across nine completed clinical trials to date have been administered tildacerfont with no drug-related serious adverse events (“SAEs”) reported.

We have initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of androstenedione (“A4”) at baseline and anticipate topline results in the first quarter of 2024. Target enrollment in the CAHmelia-203 trial is complete and final enrollment is anticipated to exceed target enrollment of 72 patients. We have also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction, and anticipate completion of enrollment in early first quarter of 2024 and topline results in the third quarter of 2024. Based on post-hoc analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline or highly elevated levels of A4 at baseline. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. We believe our strategy to study CAH patients in these two enriched sub-populations may enable us to observe clinically meaningful outcomes. Additionally, we believe these two clinical trials will provide sufficient patient exposures for our registrational safety database, which are designed to potentially support registration in the United States and Europe. Assuming positive results from these clinical trials, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and certain comparable foreign regulatory authorities to discuss potential registration.

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We have initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. The clinical trial is fully enrolled with 30 patients. We anticipate topline data from the Phase 2 open-label clinical trial in the first quarter of 2024. We have also submitted a pediatric investigational plan (“PIP”) to the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Beyond classic CAH, we believe tildacerfont has potential utility in polycystic ovary syndrome (“PCOS”), and in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone (“ACTH”). PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we have initiated POWER, a Phase 2 proof-of-concept, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (“DHEAS”) levels at baseline. In August 2023, we conducted an analysis of interim data from 20 patients (13 on tildacerfont and 7 on placebo) through the 12-week treatment period for the POWER clinical trial. The study enrolled 27 patients in total. The interim data from the study support target engagement and suggests that DHEAS may be reduced with tildacerfont treatment in women suffering from PCOS. Tildacerfont was well-tolerated, with a safety profile that is consistent with past studies. Most adverse events were classified as mild-moderate, balanced between treatment arms, unrelated to the study drug and single event occurrences. No serious adverse reactions or dose toxicities were observed, and there was no evidence of adrenal insufficiency. Final data from the POWER clinical trial will be presented at a future medical conference.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2023 and 2022, we incurred net losses of $38.0 million and $35.0 million, respectively, and used $22.1 million and $29.9 million of cash in operations, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $187.3 million and $149.3 million, respectively, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Since inception through September 30, 2023, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and the $15.0 million upfront payment from Kaken received in April

2023. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and investments of $108.0 million and $79.1 million, respectively.

We believe, based on our current operating plan, that our cash, cash equivalents and investments as of September 30, 2023 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of September 30, 2023, we have not issued any shares of common stock under the Sales Agreement.

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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing wars in Ukraine and Israel and related sanctions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents, and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

As of September 30, 2023 and December 31, 2022, the outstanding principal was comprised of $3.8 million and $5.0 million, respectively, under the First Tranche. Repayment of principal under the First Tranche commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As of September 30, 2023, management believes that we are in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

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

These expenses include:

▪
external expenses, consisting of:
o
clinical development — expenses associated with clinical research organizations (“CROs”) engaged to manage and conduct clinical trials and other outside services;
o
preclinical studies — expenses associated with preclinical studies and clinical pharmacology;
o
manufacturing — expenses associated with contract manufacturing; labeling, packaging, and distribution of clinical trial supplies, and other outside services;
o
other research and development — expenses associated with business operations, quality and regulatory compliance; and
▪
internal expenses, consisting of personnel, including expenses for salaries, bonuses, benefits, stock-based compensation, as well as allocation of certain expenses.

To date, these expenses have been incurred to advance tildacerfont. These expenses will primarily consist of expenses for the conduct of clinical trials as well as manufacturing costs for clinical drug supply. We expect that significant additional spending will be required to progress tildacerfont through clinical development and potential regulatory approval.

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

We expect that our general and administrative expenses will continue to increase in the foreseeable future as additional administrative personnel and services are required to manage these functions of a public company, and as we advance tildacerfont through clinical development and potential regulatory approval.

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the Term Loan.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash, cash equivalents and investments.

Results of Operations

Comparisons of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Collaboration revenue	$3,073	$—	$3,073
Operating expenses:
Research and development	13,494	8,791	4,703
General and administrative	3,237	2,766	471
Total operating expenses	16,731	11,557	5,174
Loss from operations	(13,658)	(11,557)	(2,101)
Interest expense	(119)	(110)	(9)
Interest and other income, net	1,423	266	1,157
Net loss	$(12,354)	$(11,401)	$(953)

Collaboration Revenue

During the three months ended September 30, 2023, we recognized $3.1 million as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
External expenses:
Clinical development	$9,354	$5,906	$3,448
Manufacturing	989	1,110	(121)
Preclinical studies	34	40	(6)
Other research and development	289	84	205
Internal expenses:
Personnel	2,739	1,550	1,189
Facilities and other	89	101	(12)
Total research and development expenses	$13,494	$8,791	$4,703

Research and development expenses increased by $4.7 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The overall increase in research and development expenses was primarily related to the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. There was also an increase in personnel expenses attributable to an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in personnel expenses attributable to an increase in headcount.

Interest Expense

Interest expense was fairly consistent during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $1.2 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily due to higher yield earned on investment balances in 2023.

Comparisons of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Collaboration revenue	$7,202	$—	$7,202
Operating expenses:
Research and development	38,332	26,359	11,973
General and administrative	9,699	8,814	885
Total operating expenses	48,031	35,173	12,858
Loss from operations	(40,829)	(35,173)	(5,656)
Interest expense	(377)	(291)	(86)
Interest and other income, net	3,237	428	2,809
Net loss	$(37,969)	$(35,036)	$(2,933)

Collaboration Revenue

During the nine months ended September 30, 2023, we recognized $7.2 million as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
External expenses:
Clinical development	$24,771	$18,297	$6,474
Manufacturing	3,294	2,592	702
Preclinical studies	482	408	74
Other research and development	1,019	248	771
Internal expenses:
Personnel	8,506	4,530	3,976
Facilities and other	260	284	(24)
Total research and development expenses	$38,332	$26,359	$11,973

Research and development expenses increased by $12.0 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The overall increase in research and development expenses was primarily related to the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. There was also an increase in personnel expenses attributable to an increase in headcount, an increase in manufacturing expenses due to timing of planned manufacturing activities related to clinical drug supply and an increase in other research and development to support clinical development operations.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to an increase in professional services, including legal, financing, and accounting and personnel expenses attributable to an increase in headcount, partially offset by a decrease in insurance costs for directors and officers.

Interest Expense

Interest expense was fairly consistent during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $2.8 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to higher yield earned on investment balances in 2023.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $187.3 million and $149.3 million, respectively. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and investments of $108.0 million and $79.1 million, respectively. Since inception through September 30, 2023, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and $15.0 million from the Kaken upfront payment received in April 2023.

We believe, based on our current operating plan, that our cash, cash equivalents and investments as of September 30, 2023 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. In addition, we believe based on our current operating plan, that our cash, cash equivalents, and investments as of September 30, 2023 are expected to allow us to fund operating and capital expenditures into the first half of 2025.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through

Jefferies acting as the sales agent and/or principal (the “Offering”). We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of September 30, 2023, we have not issued any shares of common stock pursuant to the Sales Agreement.

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
▪
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
▪
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including the COVID-19 pandemic, the ongoing wars in Ukraine and Israel and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

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

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic events, such as the COVID-19 pandemic, the ongoing wars in Ukraine and Israel and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Material Cash Requirements

As of September 30, 2023, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $4.2 million. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — Loan Agreement” above.

As of September 30, 2023, the total undiscounted lease liability for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.6 million.

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

We have also entered into the Lilly License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the Lilly License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. In addition to royalty payments on future sales, we are also required to pay up to an aggregate of $23.0 million upon the achievement of certain milestones. As of September 30, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of the Lilly License Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — License Agreement with Eli Lilly and Company” above.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash used in operating activities	$(22,066)	$(29,945)	$7,879
Net cash provided by investing activities	46,477	9,123	37,354
Net cash provided by (used in) financing activities	49,692	(277)	49,969
Net increase in cash, cash equivalents, and restricted cash	$74,103	$(21,099)	$95,202

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $22.1 million compared to $29.9 million for the nine months ended September 30, 2022. There were higher cash payments driven by increased clinical development activities associated with the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. Additionally, there were higher personnel-related payments driven by increased headcount and higher payments for increased professional services, including legal, finance and accounting. The cash used was offset by the receipt of the $15.0 million upfront payment under the Kaken License Agreement in April 2023.

Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $46.5 million, consisting primarily of proceeds from maturities of investments of $58.4 million offset by purchases of investments of $11.9 million.

For the nine months ended September 30, 2022, net cash provided by investing activities was $9.1 million, consisting primarily of proceeds from maturities of investments of $43.0 million offset by purchases of investments of $33.9 million.

Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $49.7 million, consisting primarily of net proceeds received from the February 2023 private placement of $50.9 million, offset by the principal payments on the Term Loan of $1.2 million.

For the nine months ended September 30, 2022, net cash used by financing activities was $0.3 million, consisting primarily of payments of deferred offering costs.

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Annual Report. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting estimates from those discussed in the Annual Report, except those documented below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash, cash equivalents and investments as of September 30, 2023 consist of $108.0 million in bank deposits, money market funds, U.S. treasury securities and U.S. government agency securities. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash, cash equivalents and investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of September 30, 2023 and December 31, 2022, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing wars in Ukraine and Israel and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, as of September 30, 2023, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States, Europe, or Japan, we may never generate any product revenue. For the nine months ended September 30, 2023 and 2022, we reported net losses of $38.0 million and $35.0 million, respectively. As of September 30, 2023, we had an accumulated deficit of $187.3 million.

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

As of September 30, 2023, we had cash, cash equivalents and investments of $108.0 million. In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under the Kaken License Agreement. We believe, based on our current operating plan, that our cash, cash equivalents and investments as of September 30, 2023 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report.

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

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including the COVID-19 pandemic and the ongoing wars in Ukraine and Israel and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We currently depend entirely on the success of tildacerfont, which is our only product candidate. If we are unable to advance tildacerfont in clinical development, obtain regulatory approval, and ultimately commercialize tildacerfont, or experience significant delays in doing so, our business will be materially harmed.*

We currently only have one product candidate, tildacerfont, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, tildacerfont, which is currently in clinical development for adult patients with classic CAH. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of A4 at baseline and anticipate topline results in the first quarter of 2024. We also initiated CAHmelia-204, a second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate completion of enrollment in early first quarter of 2024 and topline results in the third quarter of 2024.

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

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. Enrollment of the clinical trial is complete with 30 patients. We anticipate topline data from the Phase 2 open-label clinical trial in the first quarter of 2024. Additionally, by leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we initiated POWER, a Phase 2 proof-of-concept clinical trial in polycystic ovary syndrome (“PCOS”). The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (“DHEAS”) levels at baseline. In August 2023, we conducted an analysis of interim data from 20 patients (13 on tildacerfont and 7 on placebo) through the 12-week treatment period for the POWER clinical trial. The study enrolled 27 patients in total. The interim data from the study support target engagement and suggests that DHEAS may be reduced with tildacerfont treatment in women suffering from PCOS. Tildacerfont was well-tolerated, with a safety profile that is consistent with past studies. Most adverse events were classified as mild-moderate, balanced between treatment arms, unrelated to study drug and single event occurrences. No serious adverse reactions or dose toxicities were observed, and there was no evidence of adrenal insufficiency. We plan to present the final data from the POWER clinical trial at a future medical conference.

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
▪
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, the European Commission, EMA, and other comparable foreign regulatory authorities;
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

Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of tildacerfont and any future product candidates.*

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of tildacerfont may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, tildacerfont is still being evaluated in pediatric patients with classic CAH, and the results may not be similar to the results observed in clinical trials of adult patients. In addition, we are using doses in our two Phase 2b clinical trials that may not be safe or efficacious doses. As such, our hypotheses of efficacy may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. We may face significant setbacks as we conduct our two Phase 2b clinical trials in adult patients with classic CAH, which may delay or prevent regulatory approval of tildacerfont.

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
▪
obtaining approval from one or more institutional review boards (“IRBs”) or positive opinions from Ethics Committees (“ECs”);
▪
IRBs or ECs refusing to approve or issuing a negative opinion, suspending, varying or terminating the clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval or positive opinion of the clinical trial;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we have amended, and may need to further amend, clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to competent authorities, IRBs or ECs for reexamination, which may impact the costs, timing, or successful completion of a clinical trial.

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

Tildacerfont is, and any future product candidates will be, subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize tildacerfont and any future product candidates.*

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of tildacerfont is subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market tildacerfont and any future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market tildacerfont and any future product candidates in the United States until we receive approval of an NDA from the FDA. Similar requirements and risks are applicable in foreign markets. We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities.

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

Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for tildacerfont and any future product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy (“REMS”) or comparable foreign strategies which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and may continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, outbreaks of contagious diseases (such as the COVID-19 pandemic), the wars in Ukraine and Israel and related sanctions, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve and equivalent foreign entities have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. Similarly, it is possible that the war in Israel may have similar effects. As a result, our business and results of operations may be adversely affected by the ongoing wars in Ukraine and Israel and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain regulatory approval for, and commercialize, tildacerfont and any future product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

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

We are conducting and plan to conduct several clinical trials for tildacerfont in parallel over the next several years, including multiple clinical trials in adult and pediatric patients with classic CAH and females with PCOS. As a result, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. However, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of tildacerfont. Furthermore, research programs to identify additional indications for tildacerfont require substantial technical, financial, and human resources. We may also pursue additional formulations for tildacerfont, including a granulate formulation or oral suspension for pediatric patients. However, we may not successfully develop these additional formulations for chemistry-related, stability-related, or other reasons. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

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

We expect to submit a Marketing Authorization Application (“MAA”) to the EMA for approval of tildacerfont in the EU for the treatment of classic CAH. As with the FDA, obtaining approval of an MAA from the European Commission, following the related opinion of the Committee for Medicinal Products for Human Use, is a similarly lengthy and expensive process and the EMA has its own procedures for assessing product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of tildacerfont in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of tildacerfont will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Use of tildacerfont or any future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of tildacerfont and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by tildacerfont and any future product candidates could cause us or regulatory authorities to interrupt, delay, terminate or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 200 subjects across nine completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase (“ALT”) between five and nine times the upper limit of normal (“ULN”), elevations in aspartate aminotransferase (“AST”) less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. No cases of liver enzyme elevations above three times the ULN were observed in any patient receiving total daily doses of 600mg, which is approximately three times the proposed therapeutic dose for adults with classic CAH, and below. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for tildacerfont for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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
▪
regulatory authorities may withdraw approvals or suspend or change their approvals of such product or place restrictions on the way it is prescribed;
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
▪
we could be subject to fines, injunctions, or the imposition of criminal or civil penalties;
▪
we could be sued and held liable for harm caused to patients; and
▪
the product may become less competitive, and our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of tildacerfont and any future product candidates, if approved, and could significantly harm our business, results of operations, and prospects.

If we receive regulatory approval for tildacerfont and any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.*

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals, or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Comparable foreign regulatory authorities may impose similar requirements in their markets.

In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing, quality control, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. The FDA and comparable foreign regulatory authorities also require submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
▪
suspend, terminate or modify any ongoing clinical trials;
▪
require that we conduct post-market studies;
▪
refuse to approve pending applications or supplements to applications filed by us;
▪
grant approval for narrower indications than we requested;
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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (“DOJ”), the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS”), state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, and investigations, and civil and criminal sanctions by the FDA, DOJ, or comparable foreign authorities. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

The FDA’s and other regulatory authorities’, including foreign regulatory authorities’, policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for tildacerfont and any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

Changes in funding for the FDA and other government agencies, or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.*

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If tildacerfont and any future product candidate is approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians prescribe or use tildacerfont and any future product candidates off-label, we may become subject to prohibitions on the sale or marketing of tildacerfont and any future product candidates, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.*

The FDA, DOJ, and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as tildacerfont, following approval. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling and Summary of Product Characteristics. However, if we receive marketing approval for tildacerfont and any future product candidates, physicians can prescribe such product to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgement. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities, incur penalties, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities, including comparable foreign authorities, have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities, or comparable foreign regulatory authorities, to have engaged in the promotion of tildacerfont or any future product candidate for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Coverage and reimbursement may be limited or unavailable in certain market segments for tildacerfont and any future product candidates, which could make it difficult for us to sell tildacerfont and any future product candidates profitably.*

Successful sales of tildacerfont and any future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, or comparable foreign healthcare programs, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development of tildacerfont on treatments for rare endocrine disorders with relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity for our product candidates in the EU, if approved, among other regulatory changes.

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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 70 years. We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc. is developing a CRF1 receptor antagonist and has initiated Phase 3 registrational trials in adult and pediatric classic CAH and reported positive topline results from both studies. Crinetics Pharmaceuticals, Inc. plans to initiate a Phase 2 clinical trial in 2023 to evaluate the safety and efficacy of an oral ACTH antagonist in adults with CAH. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof-of-concept clinical trial. In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue to use their steroid regimen. As high doses of corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products.

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

Even though we have obtained orphan drug designation for tildacerfont for the treatment of CAH, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.*

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States, or a patient population of greater than 200,000 people in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, grants orphan drug designation for medicines to be developed for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. To benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, it must be unlikely that the marketing of the medicine would generate sufficient returns to justify the investment needed for its development.

We have received orphan drug designation for tildacerfont for the treatment of patients with CAH in both the US and EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug (or, in the case of the European Commission, a similar drug) and same indication for that time period. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan. The market exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan designation and approved, the FDA and the European Commission can subsequently approve a different drug for the same condition or the same drug for a different condition, which may subject the orphan-exclusive product to off-label competition. As well, before the expiration of the orphan exclusivity period, the FDA or European Commission may grant approval to a competitor if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities or the regulatory authority concludes that a subsequent application for the same drug for the same indication is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, the EMA may deny marketing approval for a product candidate if it determines such product candidate is structurally similar to an approved product for the same indication. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to tildacerfont for the treatment of classic CAH, if we receive approval for tildacerfont for a modified or different indication, our current orphan designations may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, suspended or varied and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

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

Our failure to successfully in-license, acquire, develop, and market additional product candidates or approved products would impair our ability to grow our business.*

Although a substantial amount of our efforts is focused on the clinical development, potential regulatory approval and commercialization of tildacerfont, a key element of our long-term strategy is to in-license, acquire, develop, market, and commercialize a portfolio of products to treat patients with endocrine disorders. Because we do not have the necessary internal research and development capabilities, unless we build such capabilities internally, we will be dependent upon pharmaceutical companies, academic scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising biopharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners, and finance these arrangements. The process of proposing, negotiating, and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales, and other resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses, and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all. Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA, the European Commission and other similar regulatory authorities. All product candidates are prone to risks of failure during biopharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved products that we acquire may not be manufactured or sold profitably or achieve market acceptance.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2023, we had 31 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, we initiated and completed target enrollment in CAHmelia-203, our ongoing placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of A4 at baseline, and have initiated enrollment in CAHmelia-204, our second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction. We also initiated and completed enrollment in a Phase 2 open-label clinical trial in pediatric patients between two and 17 years of age with classic CAH and a Phase 2 proof-of-concept clinical trial in females with PCOS. Our future financial performance and our ability to commercialize tildacerfont will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, manufacturing, statistics and analysis, regulatory affairs, formulation development, and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for tildacerfont and any future product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize tildacerfont and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a term loan (the “Term Loan”) with SVB. In April 2020, we entered into a deferral agreement with SVB (the “Deferral Agreement”), whereby we and SVB agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with SVB (the “First Amendment”), which increased the aggregate principal amount of the Term Loan commitment by SVB to up to $30.0 million. In May 2022, we entered into the Second Amendment with SVB (the “Second Amendment”), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available. As of September 30, 2023, we had $3.8 million outstanding under the Loan Agreement. Repayment of principal commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

For a more detailed description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — Loan Agreement” and Note 6 to our financial statements, each included elsewhere in this Quarterly Report on Form 10-Q.

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

Our employees, independent contractors, principal investigators, CROs, consultants, strategic partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultants, and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the rules of the FDA and other similar foreign regulatory bodies, including those rules that require the reporting of true, complete, and accurate information to the FDA and other similar foreign regulatory bodies; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or (iv) laws that require the true, complete, and accurate reporting of our financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing, and education programs. In particular, the promotion, sales, and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

If we obtain regulatory approval for tildacerfont and begin commercializing those products in the United States and in Europe, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or comparable foreign healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our relationships with customers, healthcare providers and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other comparable foreign healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws, we could face substantial penalties.*

Our relationships with customers, healthcare providers, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

Additionally, we may be subject to federal consumer protection and unfair competition laws, and equivalent foreign laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or comparable foreign healthcare programs, contractual damages, public reprimands, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of tildacerfont outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

In addition, we may be unable to receive and/or further transfer onwards personal data that is processed subject to the EU GDPR and/or UK GDPR, or certain other data privacy and security regimes, due to limitations on cross-border data flows and/or actual or de facto data localization requirements. In particular, the EU GDPR and UK GDPR significantly restrict the transfer of personal data to the United States and other countries whose privacy laws are generally considered ‘inadequate’ for the purposes of either or both of those regulations (unless and to the extent a U.S.-based organization self-certifies compliance with the principles of, and adheres to, the EU-U.S. Data Privacy Framework and the UK extension thereto, as applicable in the context of the EU GDPR and UK GDPR, respectively). Although there are currently various mechanisms that may be used to effect such cross-border transfers of personal data in compliance with the EU GDPR and UK GDPR, such as the European Commission’s ‘Standard Contractual Clauses’, the United Kingdom’s ‘International Data Transfer Agreement / Addendum’ and the aforementioned. Data Privacy Framework, all such transfers mechanisms are open to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully effect cross-border transfers of personal data where required. Other jurisdictions relevant to our operations may implement, or adopt stringent interpretations of, their own data localization and cross-border data transfer laws. If there is no lawful manner for us to effect or be the recipient of cross-border transfers of personal data in compliance with the EU GDPR and/or UK GDPR, and/or other applicable data privacy and security obligations, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2021 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of September 30, 2023, we recorded a full valuation allowance on our net deferred tax assets.

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

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and non-clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, suspended, varied, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize tildacerfont and any future product candidates. As a result, our financial results and the commercial prospects for tildacerfont and any future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

The facilities used by our contract manufacturers to manufacture tildacerfont and any future product candidates must be approved by the applicable regulatory authorities, including the FDA or comparable foreign regulatory authorities, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We currently do not control the manufacturing process of tildacerfont and are completely dependent on our contract manufacturing partners for compliance with the FDA’s and comparable foreign regulatory authorities’ cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s and comparable foreign regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA or comparable foreign regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of tildacerfont or any future product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market tildacerfont and any future product candidates.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including, but not limited to, lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, in May 2021, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 10,849,908. In December 2021, the USPTO denied Neurocrine’s request for post-grant review. In January 2022, Neurocrine requested a rehearing of the USPTO’s decision to deny the post-grant review and also filed a request that the Procedural Opinion Panel (“POP”) review the case. Additionally, in February 2022, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 11,007,201. In September 2022, the USPTO denied Neurocrine’s request for post-grant review. In October 2022, Neurocrine requested a rehearing of the USPTO’s decision to deny the post-grant review and also filed a request that the POP review the case. In July 2023, the USPTO dismissed the rehearing and POP requests and granted sua sponte Director Review of the Board’s decisions. In August 2023, the USPTO issued a Director Review decision addressing the standards for inherent anticipation and written description and remanded for a new decision about institution from the Board. Subsequently, the Board set a schedule to decide by December 1, 2023 whether to institute post grant review. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2023 to November 9, 2023 has ranged from a low of $1.04 to a high of $3.17. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
▪
geopolitical and macroeconomic conditions, including relating to contagious disease outbreaks, the ongoing wars in Ukraine and Israel, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures; and
▪
other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2023, there were 40,710,692 shares of our common stock outstanding.

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

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, and warrants to purchase 12,687,000 shares of common stock. All of the pre-funded warrants have been exercised. Pursuant to the securities purchase agreement, we have registered for resale such securities. If these additional shares of common stock, and the shares of common stock issued or issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, as amended, declared effective in February 2022, covering the sale of up to $200.0 million of our securities (the “Shelf Registration”). For example, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies, LLC (“Jefferies”), pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of September 30, 2023, we have not issued any shares of common stock pursuant to the Sales Agreement. In addition, in February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, all of which have been exercised, and warrants to purchase 12,687,000 shares of common stock. If these additional shares of common stock, and the shares of common stock issued or issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Working Capital Restrictions and Limitations Upon the Payment of Dividends

Pursuant to the Loan Agreement, we are prohibited from paying cash dividends without the prior written consent of Silicon Valley Bank.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020

3.2	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020

4.1	Form of Common Stock Certificate	S-1/A	333-248924	4.1	October 5, 2020

4.2	Form of Common Stock Purchase Warrant	8-K	001-39594	4.2	February 9, 2023

4.3	Amended and Restated Investors’ Rights Agreement, dated February 19, 2020	S-1	333-248924	4.2	September 18, 2020

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

SPRUCE BIOSCIENCES, INC.

Date: November 13, 2023	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)