Form 10-K
period 2023-12-31
SPRUCE BIOSCIENCES, INC.
filed 2024-03-18
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $75.0 million, based on the closing price of the Registrant's common stock on the Nasdaq Global Select Market of $2.15 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2024 was 41,149,160.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development costs; the anticipated timing, costs and conduct of our clinical trials for our only product candidate, tildacerfont; the timing and likelihood of regulatory filings and approvals for tildacerfont; our ability to commercialize tildacerfont, if approved; the pricing and reimbursement of tildacerfont, if approved; the potential benefits of strategic collaborations and our ability to enter into strategic arrangements; the timing and likelihood of success, plans and objectives of management for future operations; future results of anticipated product development efforts; and our expected future financing needs, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

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

Classic CAH is an autosomal recessive disease, driven by a mutation in the gene that encodes an enzyme necessary for the synthesis of key adrenal hormones with no known novel therapies approved in approximately 70 years. In classic CAH patients, the body is not able to produce cortisol, leading to serious health consequences. In the absence of cortisol, patients can face adrenal crisis and death rapidly as a result of any stressing event, such as infection. Physicians administer replacement steroid hormones to reduce the risk of adrenal crises and death; however, replacement alone is not sufficient to address all of the consequences associated with classic CAH. As a result, classic CAH patients suffer from premature puberty, impaired fertility, hirsutism, acne, the development of adrenal rest tumors, and an impaired quality of life, and additionally for females, virilized genitalia and menstrual irregularities. Currently, the only way to downregulate the production of excess androgens in classic CAH patients is to administer even higher doses of glucocorticoids, known as supraphysiologic glucocorticoid dosing. These elevated dose levels present specific side effects, including increased risks of developing diabetes, cardiovascular disease, stunted growth, osteoporosis, thin skin, gastrointestinal disorders, and decreased lifespan.

Tildacerfont is a potent and highly selective, non-steroidal, oral antagonist of the CRF1 receptor, which is the receptor for corticotropin-releasing factor (“CRF”), a hormone that is secreted by the hypothalamus. The CRF1 receptor is abundantly expressed in the pituitary gland where it is the primary regulator of the hypothalamic pituitary adrenal (“HPA”) axis. By blocking the CRF1 receptor, tildacerfont has the potential to address the uncontrolled cortisol feedback regulatory pathway in CAH, and in turn reduce the production of adrenocorticotropic hormone (“ACTH”) in the pituitary, limiting the amount of androgen produced downstream from the adrenal gland. We believe that by controlling excess adrenal androgens through an independent mechanism, tildacerfont could reduce the unwanted clinical symptoms associated with high androgen exposure. Tildacerfont use could also enable treating physicians to lower the supraphysiologic glucocorticoid doses given to classic CAH patients to near physiologic levels, thus reducing or avoiding the long-term and serious side effects associated with the chronic use of high dose glucocorticoids. Tildacerfont has been evaluated in over 300 subjects across ten completed clinical trials in which it has been generally well tolerated. No drug-related serious adverse events (“SAEs”) have been reported related to tildacerfont treatment in completed clinical trials.

Due to the severity of the disease, most developed countries have established newborn screening programs to test for classic CAH at birth. Infants diagnosed with classic CAH are generally initiated on glucocorticoid therapy at the time of diagnosis and lifelong disease management with steroids is required, with pediatric patients generally transitioning into the care of adult endocrinologists between the ages of 18 and 21. Due to the complexity of management of classic CAH, in the United States, patients are generally managed within specialty endocrinology clinics, and in the European Union (“EU”), most countries have a small number of centers of excellence addressing the population. We estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United States and approximately 50,000 people in the EU, and, according to the National Organization for Rare Disorders, the estimated incidence of classic CAH in the United States and Europe is between one in 10,000 and one in 15,000 live births. In addition, we estimate based on industry reports that the global market opportunity in patients with classic CAH is at least approximately $3.0 billion.

We initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in 96 adult patients with classic CAH with highly elevated levels of androstenedione (“A4”) at baseline and reported topline results in March 2024. CAHmelia-203 enrolled 96 subjects with a mean baseline A4 level of 1,151 ng/dL, which is more than five times above the upper limit of normal (“ULN”). The clinical trial did not achieve the primary efficacy endpoint of change in A4 from baseline to week 12. 200mg once daily (“QD”) of tildacerfont demonstrated a placebo-adjusted reduction from baseline in A4 of -2.6% with a non-significant p-value at week 12. Compliance with study medication and glucocorticoid ("GC") was low, with approximately 50% of patients reporting 80% or greater compliance, which we believe resulted in lower-than-expected tildacerfont exposure. Tildacerfont was generally safe and well tolerated at all doses, with no treatment-related SAEs. Most adverse events were reported as mild to moderate. As a result of not meeting the primary efficacy endpoint, we have decided to terminate the CAHmelia-203 study.

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic glucocorticoids of 37 mg/day of hydrocortisone equivalents (“HCe”). Patients enrolled with mean A4 level at baseline of 224 ng/dL, which is approximately the ULN; 66% of patients enrolled with androgenic control, which is defined as having A4 values below the ULN at baseline. Although we have terminated the CAHmelia-203 trial, we believe the differentiated patient population between CAHmelia-203 and CAHmelia-204 supports our decision to continue with the CAHmelia-204 trial until topline results are available.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We initiated CAHptain, a Phase 2 open-label clinical trial, which utilizes a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We reported topline results in March 2024. CAHptain-205 enrolled 30 children between two and 17 years of age with a mean baseline GC dose of 14 mg/m2/day and mean baseline A4 level of 372 ng/dL. The study characterized the safety and pharmacokinetic profiles of tildacerfont, as well as changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily GC dose upon A4 normalization. 73% of all patients (22 of 30 patients) met the efficacy endpoint of A4 or GC reduction from baseline at 12 weeks of treatment with tildacerfont. 70% of patients with elevated baseline A4 values (16 of 23 patients) demonstrated an A4 reduction at week 4. Tildacerfont was generally well tolerated at all doses with no treatment-related SAEs reported. Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary pharmacokinetic analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. It is not uncommon for children to require relatively higher doses than adults to achieve optimal exposures of drugs. While we are encouraged by the activity observed thus far at suboptimal doses in this Phase 2 dose-ranging study, we plan to continue to evaluate the optimal dose, with topline results from additional dosing cohorts anticipated in the fourth quarter of 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH.

We own worldwide development and commercialization rights for tildacerfont. We intend to build a highly specialized commercial organization to support the commercialization of tildacerfont, if approved, in the United States. Given a relatively small number of endocrinologists and specialists treat a large proportion of the patients with classic CAH, we believe this market can be effectively addressed with a modest-sized targeted commercial sales force, alongside various high-touch patient initiatives. If tildacerfont is approved for additional indications, we plan to leverage our rare disease commercial infrastructure and expertise to efficiently address those patient populations. We plan to seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies in markets outside the United States. In January 2023, we and Kaken Pharmaceutical Co. Ltd (“Kaken”) entered into an exclusive licensing agreement for the development and commercialization of tildacerfont for the treatment of CAH in Japan. Under the terms of the agreement, we will receive an upfront payment of $15.0 million from Kaken and will be eligible to receive additional payments upon the achievement of future development and commercial milestones, as well as tiered double-digit royalties on net sales in Japan. Kaken will be responsible for the clinical development and commercialization of tildacerfont in Japan, and we will retain all rights to tildacerfont in all other geographies. Kaken will also be responsible for securing and maintaining regulatory approvals necessary to market and sell tildacerfont in Japan.

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

Our Development Plan for Tildacerfont

We are investigating tildacerfont in orphan indications where the underlying disease biology supports a need to reduce excess secretion of or hyperresponsiveness to ACTH. We are currently in late-stage clinical development for tildacerfont in adult patients with classic CAH. We initiated the CAHmelia-203 trial in 96 adult patients with classic CAH with highly elevated levels of A4 at baseline and reported topline results in March 2024. We initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in 96 adult patients with classic CAH with highly elevated levels of A4 at baseline and reported topline results in March 2024. CAHmelia-203 enrolled 96 subjects with a mean baseline A4 level of 1,151 ng/dL, which is more than five times above the ULN. The clinical trial did not achieve the primary efficacy endpoint of change in A4 from baseline to week 12. 200mg QD of tildacerfont demonstrated a placebo-adjusted reduction from baseline in A4 of -2.6% with a non-significant p-value at week 12. Compliance with study medication and glucocorticoid was low with approximately 50% of patients reporting 80% or greater compliance, which we believe resulted in lower-than-expected tildacerfont exposure. Tildacerfont was generally safe and well tolerated at all doses, with no treatment-related SAEs. Most adverse events were reported as mild to moderate.

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic glucocorticoids of 37 mg/day of HCe. Patients enrolled with mean A4 level at baseline of 224 ng/dL, which is approximately the ULN; 66% of patients enrolled with androgenic control, which is defined as having A4 values below the ULN at baseline.

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We initiated CAHptain, a Phase 2 open-label clinical trial, which utilizes a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We reported topline results in March 2024. CAHptain-205 enrolled 30 children between two and 17 years of age with a mean baseline GC dose of 14 mg/m2/day and mean baseline A4 level of 372 ng/dL. The study characterized the safety and pharmacokinetic profiles of tildacerfont, as well as changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily GC dose upon A4 normalization. 73% of all patients (22 of 30 patients) met the efficacy endpoint of A4 or GC reduction from baseline at 12 weeks of treatment with tildacerfont. 70% of patients with elevated baseline A4 values (16 of 23 patients) demonstrated an A4 reduction at week 4. Tildacerfont was generally well tolerated at all doses with no treatment-related SAEs reported. Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary pharmacokinetic analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. It is not uncommon for children to require relatively higher doses than adults to achieve optimal exposures of drugs. While we are encouraged by the activity observed thus far at suboptimal doses in this Phase 2 dose-ranging study, we plan to continue to evaluate the optimal dose, with topline results from additional dose ranging cohorts anticipated in the fourth quarter of 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the FDA and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH.

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

Polycystic ovary syndrome (“PCOS”) is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We have identified a subpopulation of patients where elevated levels of adrenal androgens are the cause of disease. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS and elevated adrenal androgens. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we initiated and completed POWER, a Phase 2 proof-of-concept clinical trial. The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (“DHEAS”) levels at baseline. In August 2023, we conducted an analysis of interim data from 20 patients (13 on tildacerfont and 7 on placebo) through the 12-week treatment period for the POWER clinical trial. The study enrolled 27 patients in total. The interim data from the study support target engagement and suggests that DHEAS may be reduced with tildacerfont treatment in women suffering from PCOS. Tildacerfont was well-tolerated, with a safety profile that is consistent with past studies. Most adverse events were classified as mild-moderate, balanced between treatment arms, unrelated to study drug and single event occurrences. No SAEs or dose toxicities were observed, and there was no evidence of adrenal insufficiency. We plan to present the final data from the POWER clinical trial at a future medical conference.

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

The following summarizes our ongoing clinical trials and anticipated upcoming milestones for tildacerfont:

Our Strategy

▪
Complete clinical development for tildacerfont and seek regulatory approval for the treatment of adults and children with classic CAH. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the FDA and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH.
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
▪
Explore the potential of tildacerfont to bring therapeutic benefit to patients with other rare endocrine disorders. We believe that tildacerfont has the potential to bring therapeutic benefit to patients suffering from rare endocrine disorders where the underlying disease biology supports a need to reduce excess secretion of or hyperresponsiveness to ACTH. Based on this biological rationale, we believe tildacerfont may have utility in controlling elevated levels of adrenal androgens in females with PCOS. We believe these patients may potentially benefit from treatment with tildacerfont by reducing their ACTH level and related adrenal androgen production. We may continue to explore the utility of tildacerfont in other rare endocrine disorders, such as the severe form of non-classic CAH in which there is a strong scientific and clinical rationale.
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

Even when patients are diagnosed early and treated with steroids, the associated, continued exposure to high levels of androgens results in premature or precocious puberty, with onset sometimes occurring as early as five years of age. Early puberty drives early maturation of the body’s bones, resulting in an adult height that is typically significantly below the height expected based on the parents’ heights. In females, the presence of excess androgens in the body causes virilization, often leading to ambiguous genitalia and masculinizing features apparent at birth. Female adolescents and adults may develop male-pattern alopecia, acne, hirsutism, menstrual irregularities, and impaired fertility. Often commencing in early adolescence, a substantial proportion of males can develop testicular adrenal rest tumors (“TARTs”), benign tumors that can lead to pain and impaired fertility.

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

Consequences of the Accumulation of the Androgen Precursor 17-OHP

A consequence of the absence of 21-hydroxylase is the accumulation of 17-hydroxyprogesterone (“17-OHP”), a precursor molecule to androgens and cortisol. Without 21-hydroxylase to convert 17-OHP into cortisol, increased levels of 17-OHP are shunted to an alternative hormone resulting in increased synthesis of the testosterone precursor, A4, and related increases in the levels of other androgens in the body, resulting in virilization that complicates fertility and sexual maturation in both females and males. The following figure depicts steroid treatment intervention in patients with classic CAH.

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

Clinical management of classic CAH is a difficult balance between supplying sufficient levels of glucocorticoids to compensate for deficiencies in cortisol levels while minimizing side effects resulting in a narrow therapeutic window. In an analysis of classic CAH patients treated in the United States and the United Kingdom (“UK”), only one-third of those dosed with glucocorticoids achieved optimal control of their androgen levels. While treatment with supraphysiologic glucocorticoids can help restore the regulation of CRF and ACTH production leading to reductions in excess 17-OHP and A4 synthesis, in order to restore a more appropriate balance, physicians must identify the desired glucocorticoid dose for each patient. This is challenging, because the amount of cortisol needed to modulate 17-OHP and A4 levels is much higher than that required to functionally replace the missing cortisol.

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

Our Solution, Tildacerfont

Tildacerfont is a potent and highly selective, non-steroidal, oral, small-molecule antagonist of the CRF1 receptor, a regulator of the production of ACTH. The CRF1 receptor binds CRF, a potent mediator of endocrine, autonomic, behavioral, and immune responses to stress. Activation of the CRF1 receptor in the pituitary gland has been shown to increase the secretion of ACTH, which in turn drives the production of cortisol and androgens in the adrenal gland. By blocking the CRF1 receptor, tildacerfont can address the uncontrolled cortisol feedback regulatory pathway in CAH, and in turn reduce the production of ACTH in the pituitary, limiting the amount of androgen produced downstream from the adrenal gland. Tildacerfont has been assessed in over 300 subjects across ten completed clinical trials, in which it has been well tolerated with no drug-related SAEs. In preclinical studies, we showed that blocking the binding of CRF to this receptor decreased ACTH production and the production of hormones and androgens such as 17-OHP and A4 and that tildacerfont was over 1,000-fold selective for the CRF1 receptor versus any other receptor tested. Based on preclinical data, receptor occupancy of at least 90% was predicted to be achieved at a dose of less than 400mg.

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

Figure 6. Phase 2 SPR001-201.

SPR001-201 Results

SPR001-201 was our first clinical trial in adults with classic CAH and was a proof-of-concept, dose-escalating Phase 2a clinical trial in patients who were on a stable glucocorticoid dosing regimen but still had levels of 17-OHP that were four-fold or greater above the 200 ng/dL upper limit of normal (“ULN”). Patients enrolled in three sequential cohorts, and during the clinical trial, could not change their underlying glucocorticoid regimen to avoid confounding the effect of varying glucocorticoid levels on disease-driving hormones. The clinical trial assessed the safety and pharmacokinetics of tildacerfont across a range of doses from 200mg to 1,000mg once daily and 100mg and 200mg twice daily. Pharmacodynamic activity was assessed using ACTH, 17-OHP, and A4 overnight with the baseline and key assessment at 8:00 a.m. This overnight period was selected as it represents the time period during which excess production of ACTH and hormones and androgens peak. The goal of this clinical trial was to assess whether tildacerfont could blunt the magnitude of this rise in the hormones.

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

Table 1 summarizes the key demographic and baseline characteristics across the two patient groups. The demographics across both patient groups were similar. The age distribution trended to older subjects with an average age of 44 years, as compared to an age range of 19 years to 67 years, with an average body mass index (“BMI”) of approximately 31, signifying an obese population on average. The daily glucocorticoid dose and baseline hormones were different between the two patient groups.

	Supraphysiologic Glucocorticoids (N=6)	Highly Elevated Adrenal Hormones (N=11)
Demographics
Age (yrs), mean (SD)	44 (16.6)	45 (17.0)
Sex, Female, n (%)	5 (83%)	6 (55%)
Race, White n (%)	6 (100%)	10 (91%)
BMI (kg/m2), mean (SD)	31.3 (5.77)	30.0 (5.9)
Baseline Glucocorticoid Dose
Dose (mg) in Hydrocortisone equivalents	36.3 (8.02)	24.5 (8.6)
Baseline Hormones (8:00 a.m.)
ACTH (ng/mL), geometric mean (CV%)	30.9 (273.1%)	397.0 (88.5%)
17-OHP (ng/dL), geometric mean (CV%)	1,531.6 (489%)	6,688.6 (113%)
A4 (pg/dL), geometric mean (CV%)	97.6 (338%)	333.1 (171%)

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

Tildacerfont was well tolerated in SPR001-201 at doses up to 1,000mg once daily. No drug-related SAEs were reported. The most common adverse event was headache (n=3). The majority of events were grade one in nature. A female subject (age 48; 200mg twice daily) experienced a grade three hot flush that resolved on its own within 30 minutes in the first week of treatment. One event of special interest was observed at the highest dose of 1,000mg once daily. After 14 days of treatment at 1,000mg once daily, this patient experienced a grade one liver-related adverse event, as determined by the investigator. This patient had elevated levels of alanine transaminase (“ALT”) between five and nine times ULN, elevations in aspartate aminotransferase (“AST”) less than five times ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. No cases of liver enzyme elevations above three times the ULN were observed in any patient receiving total daily doses of 600mg, which is approximately three times the proposed therapeutic dose, and below.

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

	Supraphysiologic Glucocorticoids (N=3)	Highly Elevated Adrenal Hormones (N=5)
Demographics
Age (yrs), mean (SD)	48.0 (17.69)	42.4 (15.63)
Sex, Female, n (%)	3 (100%)	2 (40%)
Race, White n (%)	3 (100%)	4 (80%)
BMI (kg/m2), mean (SD)	35.5 (6.10)	27.8 (5.56)
Baseline Glucocorticoid Dose
Dose (mg) in Hydrocortisone equivalents	36.7 (11.6)	24.5 (11.5)
Baseline Hormones
ACTH (ng/mL), geometric mean (CV%)	12.2 (584.1%)	536.6 (108.5%)
17-OHP (ng/dL), geometric mean (CV%)	314.1 (1068.6%)	15,323.3 (46.9%)
A4 (pg/dL), geometric mean (CV%)	28.8 (216.1%)	1001.1 (48.4%)

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

Late-Stage Clinical Trials in Adult Classic CAH

CAHmelia-203, a randomized, double-blind, placebo-controlled, dose-ranging Phase 2b clinical trial will evaluate the safety and efficacy of tildacerfont in 96 adults with classic CAH with highly elevated levels of A4 at baseline while on stable glucocorticoid dosing. For the first six weeks, patients received blinded placebo to assess their adherence to their existing glucocorticoid therapy. Patients who continued to meet all eligibility criteria at the end of this period entered a three-part treatment period. During the placebo-controlled treatment period, patients were randomized in a blinded manner to receive placebo, 50mg, 100mg, or 200mg tildacerfont once daily. Dosing in the placebo-controlled treatment period continued for 12 weeks. The primary endpoint of the clinical trial is the assessment of dose response for the change from baseline in A4 at week zero to week 12. Following the placebo-controlled treatment period, all patients received tildacerfont following a proposed dose-escalation protocol based on hormone response in which the dosage may be increased to 200mg once daily over 12 weeks. Following the 12-week dose-escalation period, all patients continued receiving tildacerfont at 200mg once daily for an additional 46 weeks. Patients who achieved control of A4 while on supraphysiologic glucocorticoid treatment had the opportunity to taper down their glucocorticoid dosing in the open-label period according to a pre-specified algorithm in the protocol.

Figure 15. Design of trial CAHmelia-203

CAHmelia-203 enrolled 96 subjects with a mean baseline A4 level of 1,151 ng/dL, which is more than five times above the ULN. The clinical trial did not achieve the primary efficacy endpoint of change in A4 from baseline to week 12. 200mg QD of tildacerfont demonstrated a placebo-adjusted reduction from baseline in A4 of -2.6% with a non-significant p-value at week 12. Compliance with study medication and glucocorticoid was low with approximately 50% of patients reporting 80% or greater compliance, which we believe resulted in lower-than-expected tildacerfont exposure. Tildacerfont was generally safe and well tolerated at all doses, with no treatment-related SAEs. Most adverse events were reported as mild to moderate.

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic glucocorticoids of 37 mg/day of HCe. Patients enrolled with mean A4 level at baseline of 224 ng/dL, which is approximately the ULN; 66% of patients enrolled with androgenic control, which is defined as having A4 values below the ULN at baseline. This clinical trial is designed in two parts. In the first part of the clinical trial, patients were randomized to receive 200mg tildacerfont once daily or placebo for 24 weeks. During the second part of the clinical trial, all patients received open-label 200mg tildacerfont once daily for 52 weeks. Throughout the trial, tapering of glucocorticoids will be guided according to a pre-specified algorithm and continue to the lowest level possible (replacement levels only), as long as patients remain well controlled based on standard biomarkers and clinical assessments.

Figure 16. Design of trial CAHmelia-204

The primary endpoint of this clinical trial is the absolute change in daily GC dose (HCe) from baseline at week 24.

Based on analyses of our clinical data to date, we have chosen to target two distinct groups of classic CAH patients with either supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline or highly elevated levels of A4 at baseline. These two groups, which together make up the entire classic CAH patient population, have differing disease challenges centered on excessive adrenal androgen levels or excessive glucocorticoid usage, both of which have the potential to be addressed by treatment with tildacerfont, if approved. The table below summarizes the key demographics in patients enrolled in the CAHmelia-203 and CAHmelia-204 clinical studies as compared to a Phase 3 study investigating a CRF1 receptor antagonist for the treatment of adult classic CAH.

Figure 17. Baseline Characteristics in CAHmelia-203 and CAHmelia-204

1 In hydrocortisone equivalents (HCe). 2 Pre-GC dose. 3 A4 <ULN for age and sex. 4 A4 <120% of the subject’s baseline or <ULN for age and sex.

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

We initiated CAHptain, a Phase 2 open-label clinical trial, which utilizes a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age. The study will also characterize changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily glucocorticoid dose based on A4 normalization. An optional open-label extension period will provide additional open-label treatment with tildacerfont to provide long-term safety data for up to two years. Cohort 1 enrolled five participants between the ages of 11 and 17 years of age, who received a weight-adjusted, adult dose equivalent of 50mg QD of tildacerfont. Cohort 2 enrolled seven participants between the ages of 11 and 17 years of age, who received a weight-adjusted, adult dose equivalent of 200mg QD of tildacerfont. Cohort 3 enrolled 18 participants between the ages of two and 10 years of age, who received a weight-adjusted, adult dose equivalent of 200mg QD of tildacerfont.

Figure 18. Design of CAHptain (Cohorts 1-3)

The primary endpoint of this clinical trial is safety. Additional secondary endpoints include the proportion of subjects who achieve reduction in A4 or daily glucocorticoid dosing at week 12 and the proportion of subjects with elevated A4 at baseline who achieve a reduction in A4 at week 4. We reported topline results in March 2024. CAHptain-205 enrolled 30 children between two and 17 years of age with a mean baseline GC dose of 14 mg/m2/day and mean baseline A4 level of 372 ng/dL. The study characterized the safety and pharmacokinetic profiles of tildacerfont, as well as changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily GC dose upon A4 normalization. 73% of all patients (22 of 30 patients) met the efficacy endpoint of A4 or GC reduction from baseline at 12 weeks of treatment with tildacerfont. 70% of patients with elevated baseline A4 values (16 of 23 patients) demonstrated an A4 reduction at week 4. Tildacerfont was generally well tolerated at all doses with no treatment-related SAEs reported. Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary pharmacokinetic analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. It is not uncommon for children to require relatively higher doses than adults to achieve optimal exposures of drugs. While we are encouraged by the activity observed thus far at suboptimal doses in this Phase 2 dose-ranging study, we plan to continue to evaluate the optimal dose, with topline results from additional dose ranging cohorts anticipated in the fourth quarter of 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the FDA and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH.

Phase 2 POWER Clinical Trial in PCOS

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

By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we initiated and completed POWER, a Phase 2 proof-of-concept, randomized, placebo-controlled dose escalation study which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by DHEAS levels at baseline.

Figure 19. Design of POWER

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

License Agreement with Eli Lilly and Company (“Lilly”)

In May 2016, we entered into a license agreement (the “Lilly License Agreement”) with Lilly. Pursuant to the terms of the Lilly License Agreement, Lilly granted us an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how, and proprietary materials, which we refer to collectively as the Lilly IP, and such patents, the Lilly Licensed Patents, relating to the CRF1 receptor antagonist compounds either listed in the Lilly License Agreement or covered by patent rights controlled by Lilly, which we refer to collectively as the Lilly Compounds, to research, develop, commercialize, make, have made, use, sell, offer to sell, and import the Lilly Compounds and any products containing a Lilly Compound, including any products containing a Lilly Compound and one or more additional active pharmaceutical ingredients other than a Lilly Compound, which we refer to collectively as the Lilly Licensed Products, for all pharmaceutical uses, including all diagnostic, therapeutic, and prophylactic uses, for human or animal administration, which we refer to as the Field. Lilly retained rights under the Lilly IP and the Lilly Licensed Patents for internal research purposes.

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

As partial consideration for the rights granted to us under the Lilly License Agreement, we made a one-time upfront payment to Lilly of approximately $0.8 million. We are also required to pay Lilly up to an aggregate of $23.0 million upon the achievement, during the time the Lilly License Agreement remains in effect, of certain milestones relating to the clinical development and commercial sales of the Lilly Licensed Products. Such payments are for predetermined fixed amounts, are paid only upon the first occurrence of each event, and are due shortly after achieving the applicable milestone. In addition, we are required to pay Lilly tiered royalties on annual worldwide net sales of Lilly Licensed Products in the Field, with rates ranging from mid-single-digits to sub-teens (the “Lilly Royalties”). The Lilly Royalties shall commence on a country-by-country basis on the date of the first commercial sale of Lilly Licensed Product in such country, and shall expire on a country-by-country basis on the latest of the following dates: (i) the tenth anniversary of the date of first commercial sale in such country, (ii) the expiration in such country of the last-to-expire Lilly Licensed Patent having a valid claim covering the manufacture, use, or sale of the Lilly Licensed Product as commercialized in such country, and (iii) the expiration of any data or regulatory exclusivity period for the Lilly Licensed Product in such country. Upon such expiration, the license granted to us with respect to such country shall be come fully paid-up, royalty-free, perpetual and irrevocable. In addition, the Lilly Royalties may be reduced upon the occurrence of certain events.

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

License Agreement with Kaken

On January 5, 2023, we entered into a Collaboration and License Agreement (the “Kaken License Agreement”) with Kaken. Under the terms of the Kaken License Agreement, we granted to Kaken the exclusive right to develop, manufacture and commercialize our product candidate, tildacerfont, for the treatment of CAH in Japan. Pursuant to the Kaken License Agreement, Kaken will be responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. We will retain all rights to tildacerfont in all other geographies.

We have also granted to Kaken a right of first negotiation with respect to the development, manufacturing and commercialization of tildacerfont for CAH in China (including Hong Kong, Taiwan, and Macau), South Korea and other specified southeastern Asian countries, and for indications other than CAH.

Pursuant to the Kaken License Agreement, Kaken made an upfront payment to us of $15.0 million. In addition to the upfront payment, we are entitled to receive up to an aggregate of approximately $65.0 million (at exchange rates in effect on the date of the Kaken License Agreement) upon the achievement of specified milestones related to the development, regulatory approval and commercialization of tildacerfont in Japan, including the achievement of specified net sales thresholds, if approved. Kaken has agreed to pay us a non-creditable, non-refundable specified purchase price for each unit of Company-manufactured product supplied to Kaken for commercial sale. In addition, we will also be entitled to receive a royalty for each unit of non-Company manufactured product sold equal to a range of double-digit percentages up to the mid-twenties based on annual net sales of tildacerfont in Japan. Both the purchase price for each unit and the royalty rate are subject to reduction in certain circumstances as specified in the Kaken License Agreement. Kaken’s obligation to pay royalties will continue for ten years after the first commercial sale in Japan or, if later, until the expiration of regulatory exclusivity of tildacerfont or the expiration of the last valid claim of a Company-licensed patent covering tildacerfont in Japan (the “Royalty Term”).

We have agreed to supply Kaken’s clinical drug supply requirements of tildacerfont pursuant to a clinical supply agreement that the parties plan to consummate. During the Royalty Term, we have agreed to supply Kaken’s requirements of tildacerfont pursuant to the Kaken License Agreement and a commercial supply agreement to be entered into by the parties, though Kaken may procure alternate suppliers. Following the Royalty Term, Kaken at its option may continue to purchase Company-manufactured tildacerfont at a purchase price equal to our manufacturing cost plus a low double-digit administrative fee.

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

Intellectual Property

We have developed and continue to expand our patent portfolio for tildacerfont. We have licensed from Lilly at least 25 patents in the United States and other countries and regions throughout the world covering composition of matter of tildacerfont, which are expected to expire in 2027, absent any patent term adjustments or extensions. We also have pending applications from the same family in Venezuela, and Pakistan covering tildacerfont, which, if issued, would also be expected to expire in 2027, absent any patent term adjustments or extensions. Additionally, we have licensed patents in the United States and other countries from Lilly covering methods of making tildacerfont, which are expected to expire in 2029, absent any patent term adjustments or extensions.

We have filed our own patent applications in the United States and other countries throughout the world directed to various methods of use and formulations, and six of these applications have been issued in the United States. Five of the issued United States patents are expected to expire in 2038, one of the issued United States patents is expected to expire in 2039, one of the issued United States patents in expected to expire in 2041, and one of the issued United States patents is expected to expire in 2042, absent any patent term adjustments or extensions. The remaining patent applications, if issued, would be expected to expire between 2038 and 2044, absent any patent term adjustments or extensions. We have also filed applications in the United States and other countries, including Argentina and Taiwan, directed to combination therapies as well as further uses of tildacerfont. Any patents that would issue from these applications would be expected to expire no later than 2041, absent any patent term adjustments or extensions. We have also filed an international patent application, a United States patent application, and a United States provisional application directed to various forms of tildacerfont. Any patents that would issue from this application would be expected to expire around 2042, absent any patent term adjustments or extension. Patents related to tildacerfont may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

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

In addition, we have been granted orphan drug designation for tildacerfont for the treatment of patients with CAH in the United States and the EU, providing the opportunity to receive seven years of market exclusivity in the United States, which can be extended to seven and a half years if clinical trials are conducted in accordance with an agreed-upon PIP and ten years of market exclusivity in the EU, which can be extended to 12 years in the EU if clinical trials are conducted in accordance with an agreed-upon PIP, if tildacerfont is approved.

If approved in the United States, as tildacerfont has not previously been approved in the United States for any indication, tildacerfont may be eligible for five years of new chemical entity exclusivity, which would run concurrently with its seven years of orphan drug exclusivity if we obtain orphan drug exclusivity for its approved uses. Further, if approved in the EU, as tildacerfont has not previously been approved in the EU for any indication, tildacerfont may be eligible for eight years of data exclusivity, as well as ten years of market exclusivity. In the EU, an additional one year of market exclusivity may be obtained if within the first eight years of market exclusivity, tildacerfont is approved for a new indication that provides a significant clinical benefit.

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

Manufacturing

We rely on contract manufacturing organizations (“CMOs”) to produce tildacerfont in accordance with the FDA’s and comparable foreign regulatory authorities current Good Manufacturing Practices (“cGMP”), regulations for use in our clinical trials. The manufacture of pharmaceuticals for human use is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel training, and quality control. Tildacerfont is manufactured using common chemical engineering and synthetic processes from readily available raw materials. We have entered into manufacturing, development, and clinical supply agreements with our CMOs that provide for the procurement of active pharmaceutical ingredient (“API”) and drug product in connection with our planned and future clinical trials. These agreements contain no minimum purchase commitments or other purchase obligations. To date, the CMOs have met our manufacturing requirements, and we expect them to be capable of providing sufficient quantities of API and our drug product to meet estimated full-scale commercial needs. We plan to enter into commercial manufacturing and supply agreements with our CMOs prior to commercialization of tildacerfont, if approved, in the United States, Europe, and Japan. Our relationships with CMOs are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.

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

We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc. is developing a CRF1 receptor antagonist and has initiated Phase 3 registrational trials in adult and pediatric classic CAH and reported topline results from both studies in 2023. Crinetics Pharmaceuticals, Inc. initiated a Phase 2 clinical trial in 2023 to evaluate the safety and efficacy of an oral ACTH antagonist in adults with classic CAH and plans to report initial results in the first half of 2024. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof-of-concept clinical trial. In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue to use their steroid regimen. As high doses of corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implements regulations. Drugs are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

▪
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practices (“GLP”), regulations, and other applicable regulations;
▪
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
▪
approval by an IRB at each clinical site before each clinical trial may be initiated;
▪
performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s current good clinical practices (“GCP”), regulations to establish the safety and efficacy of the proposed drug for its proposed indication;
▪
submission to the FDA of a new drug application (“NDA”) for a new drug;
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

U.S. Review and Approval Processes

If we successfully complete all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, the Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. Unless otherwise required by regulation, the Pediatric Research Equity Act does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a drug safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy (“REMS”) is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

The Health Insurance Portability and Accountability Act (“HIPAA”) also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

We may also be subject to health data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

If we elect to participate in certain governmental programs, we may be required to participate in discount and rebate programs, which may result in prices for our future products that will likely be lower than the prices we might otherwise obtain. For example, drug manufacturers participating under the Medicaid Drug Rebate Program must pay rebates on prescription drugs to state Medicaid programs. Under the Veterans Health Care Act (“VHCA”), drug companies are required to offer certain drugs at a reduced price to a number of federal agencies, including the U.S. Department of Veterans Affairs and the U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs, including Medicare and Medicaid. Recent legislative changes require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA also requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

Different pricing and reimbursement schemes exist in other countries. In Europe, governments may influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other countries may approve a specific price for a product, or they may instead adopt a system of director or indirect controls on the profitability of the company placing the product on the market. In addition, to obtain reimbursement or pricing approval, some countries of the European Economic Area (“EEA”) may require the completion of clinical studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. This Health Technology Assessment (“HTA”) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. Other Member States allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Among the provisions of the Affordable Care Act are that it established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expands eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argue the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

There has also been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted in the EU. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union.

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

Data Privacy and Security

We may also be subject to federal, state, local, and foreign data privacy and security laws, regulations, guidance, industry standards and other obligations. Such obligations may include U.S. state data breach notification laws, U.S. state health information privacy laws, federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), HIPAA, as amended by HITECH, and its implementing regulations, U.S. state data privacy laws such as the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act, the European Union’s General Data Protection Regulation (“EU GDPR”), and the United Kingdom’s “UK GDPR” (the “EU GDPR” and the “UK GDPR” together, “GDPR”).

These laws impose increasingly stringent and evolving regulatory frameworks related to the processing of personal data that may increase our compliance obligations and exposure for any noncompliance. For example, where it applies, the GDPR requires stringent standards of data privacy and security concerning personal data, including limitations which could limit our ability to collect, use and share personal data (including health and medical information collected and processed in connection our relevant clinical trials and studies). In particular, the GDPR significantly restricts the transfer of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’. If there is no lawful manner for us to effect cross-border transfers of personal data in compliance with the GDPR, as applicable, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate certain parts of our operations, increased exposure to regulatory actions, substantial fines and penalties, the inability to work with certain collaborators, partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. In addition, sanctions for breaches of the GDPR are significant: companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 17.5 million pounds sterling under the UK GDPR / 20 million Euros under the EU GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Furthermore, we and the third parties upon which we rely may be subject to various and evolving federal, state, and foreign regulatory frameworks and other obligations related to cybersecurity that may increase our compliance obligations and exposure for any noncompliance. For more information on the potential impact of these laws, including the GDPR, see the sections titled “Risk Factors—If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences” and “Risk Factors—We are subject to stringent and evolving obligations related to data privacy and security. These obligations include U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; and policies. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions (which could include civil or criminal penalties); private litigation (including class action claims) and mass arbitration demands; disruptions to our business operations; adverse publicity; and other adverse consequences that could negatively affect our operating results and business.”

The U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Clinical Trials in the EU

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

Certain requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

EU Review and approval process

In the EU, medicinal products can only be commercialized after a related marketing authorization (“MA”) has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application (“MAA”) either under a centralized procedure administered by the EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

Centralized procedure. The centralized procedure provides for the grant of a single MA, which is issued by the European Commission based on the opinion of the Committee for Medicinal Products for Human Use (the “CHMP”) of the EMA and that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway (the European Economic Area (“EEA”)). The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicines that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval. Under the Centralized Procedure the EMA’s CHMP conducts the initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU Member States, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

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

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or

PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced.

Pediatric Development in the EU

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Data and Market Exclusivity in the EU

In the EEA, upon receiving marketing authorization, new active substances generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. The overall ten-years of market exclusivity may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity and qualify for data exclusivity.

Orphan Designation in the EU

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension, variation or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

As of December 31, 2023, we had 29 employees, including 23 in research and development and 6 in general and administrative functions. We believe our employee relations are good.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States, Europe, or Japan, we may never generate any product revenue. For the years ended December 31, 2023 and 2022, we reported net losses of $47.9 million and $46.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of $197.2 million.

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

As of December 31, 2023, we had cash and cash equivalents of $96.3 million. In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under the Kaken License Agreement. We believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Annual Report.

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

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including the COVID-19 pandemic and the ongoing wars in Ukraine and Israel and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We currently only have one product candidate, tildacerfont, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, tildacerfont, which is currently in clinical development for adult patients with classic CAH. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate. We initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in 96 adult patients with classic CAH with highly elevated levels of A4 at baseline and reported topline results in March 2024.

CAHmelia-203 enrolled 96 subjects with a mean baseline A4 level of 1,151 ng/dL, which is more than five times above the ULN. The clinical trial did not achieve the primary efficacy endpoint of change in A4 from baseline to week 12. 200mg QD of tildacerfont demonstrated a placebo-adjusted reduction from baseline in A4 of -2.6% with a non-significant p-value at week 12. Compliance with study medication and glucocorticoid was low with approximately 50% of patients reporting 80% or greater compliance, which we believe resulted in lower-than-expected tildacerfont exposure. Tildacerfont was generally safe and well tolerated at all doses, with no treatment-related SAEs. Most adverse events were reported as mild to moderate. As a result of not meeting the primary efficacy endpoint, we have decided to terminate the CAHmelia-203 study.

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic glucocorticoids of 37 mg/day of HCe. Patients enrolled with mean A4 level at baseline of 224 ng/dL, which is approximately the ULN; 66% of patients enrolled with androgenic control, which is defined as having A4 values below the ULN at baseline. Although we have terminated the CAHmelia-203 trial, we believe the differentiated patient population between CAHmelia-203 and CAHmelia-204 supports our decision to continue with the CAHmelia-204 trial until topline results are available. However, our belief about the differentiated patient population may be incorrect and the CAHmelia-204 trial may similarly fail to meet its primary efficacy endpoint, which would result in significant financial and development setbacks.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. Enrollment in the clinical trial was completed with 30 patients and we reported topline results in March 2024. CAHptain-205 enrolled 30 children between two and 17 years of age with a mean baseline GC dose of 14 mg/m2/day and mean baseline A4 level of 372 ng/dL. The study characterized the safety and pharmacokinetic profiles of tildacerfont, as well as changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily GC dose upon A4 normalization. 73% of all patients (22 of 30 patients) met the efficacy endpoint of A4 or GC reduction from baseline at 12 weeks of treatment with tildacerfont. 70% of patients with elevated baseline A4 values (16 of 23 patients) demonstrated an A4 reduction at week 4. Tildacerfont was generally well tolerated at all doses with no treatment-related SAEs reported. Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary pharmacokinetic analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. It is not uncommon for children to require relatively higher doses than adults to achieve optimal exposures of drugs. While we are encouraged by the activity observed thus far at suboptimal doses in this Phase 2 dose-ranging study, we plan to continue to evaluate the optimal dose, with topline results from additional dose ranging cohorts anticipated in the fourth quarter of 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the FDA and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH.

Additionally, by leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we initiated and completed POWER, a Phase 2 proof-of-concept clinical trial in polycystic ovary syndrome (“PCOS”). The Phase 2 proof-of-concept clinical trial is a randomized, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (“DHEAS”) levels at baseline. In August 2023, we conducted an analysis of interim data from 20 patients (13 on tildacerfont and 7 on placebo) through the 12-week treatment period for the POWER clinical trial. The study enrolled 27 patients in total. The interim data from the study support target engagement and suggests that DHEAS may be reduced with tildacerfont treatment in women suffering from PCOS. Tildacerfont was well-tolerated, with a safety profile that is consistent with past studies. Most adverse events were classified as mild-moderate, balanced between treatment arms, unrelated to study drug and single event occurrences. No serious adverse reactions or dose toxicities were observed, and there was no evidence of adrenal insufficiency. We plan to present the final data from the POWER clinical trial at a future medical conference.

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

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. We are seeking to develop treatments for rare endocrine disorders for which there is limited clinical experience, and our ongoing Phase 2b clinical trial uses novel endpoints that do not have regulatory precedent in classic CAH due to the lack of clinical trials in classic CAH, which add complexity to the conduct and analysis of data from our clinical trials and may delay or prevent regulatory approval. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of tildacerfont in other indications.

Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of tildacerfont and any future product candidates.

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of tildacerfont may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, tildacerfont is still being evaluated in pediatric patients with classic CAH, and the results may not be similar to the results observed in clinical trials of adult patients. In addition, we are using doses in our Phase 2b clinical trial that may not be safe or efficacious doses. As such, our hypotheses of efficacy may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. We have faced significant setbacks as we conducted our two Phase 2b clinical trials in adult patients with classic CAH, and we may continue to face such setbacks, which may delay or prevent regulatory approval of tildacerfont. For example, due to not meeting its primary efficacy endpoint, we made the decision to terminate our CAHmelia-203 trial in March 2024 and will be largely dependent on our Phase 2b CAHmelia-204 and Phase 2 CAHptain-205 trials to inform the design of a registrational clinical program in adult and pediatric classic CAH, subject to feedback from FDA and comparable regulatory authorities.

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

In particular, each indication for which we are evaluating tildacerfont is a rare endocrine disorder with limited patient populations from which to draw participants in clinical trials. For example, we estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United States, approximately 50,000 people in the European Union (“EU”) and approximately 145,000 people in China. We are and will be required to identify and enroll a sufficient number of patients with the disorder under investigation for our clinical trials of tildacerfont. Potential patients may not be adequately diagnosed or identified with the disorders which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting these same endocrine disorders and are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. In addition, we have encountered difficulties in opening clinical trial sites and enrolling patients in our two Phase 2b clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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
▪
the data collected from clinical trials of tildacerfont and any future product candidates may not be sufficient to satisfy the FDA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submissions in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere, requiring, in the case of adult patients with classic CAH, additional clinical trials beyond our ongoing Phase 2b clinical trial prior to any such approval;
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

The policies of the FDA and other regulatory authorities, including foreign regulatory authorities, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for tildacerfont and any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement. If we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use tildacerfont or any future product candidate unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. Additionally, the reimbursement rates and coverage amounts may be affected by the approved label for tildacerfont or any future product candidate. If coverage and reimbursement of our future products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for tildacerfont, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition, and prospects.

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

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022, will apply from January 2025. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 70 years. We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc. is developing a CRF1 receptor antagonist and has initiated Phase 3 registrational trials in adult and pediatric classic CAH and reported positive topline results from both studies. Crinetics Pharmaceuticals, Inc. initiated a Phase 2 clinical trial in 2023 to evaluate the safety and efficacy of an oral ACTH antagonist in adults with CAH. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof-of-concept clinical trial. In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue to use their steroid regimen. As high doses of corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States, or a patient population of greater than 200,000 people in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission, on the basis of the opinion of the EMA Committee for Orphan Medicinal Products, may grant orphan drug designation for medicinal products that are intended for the diagnosis, prevention or treatment of diseases that are life-threatening or chronically debilitating, and for which either no satisfactory method of diagnosis, prevention, or treatment exists, or if such method exists, the medicine is of significant benefit to those affected by such condition. In addition, to benefit from such designation, either the prevalence of such condition must not be more than five in 10,000 people across the EU or, if more prevalent, the product, without the benefits derived from orphan status, would not generate sufficient returns in the EU to justify the investment needed for its development.

We have received orphan drug designation for tildacerfont for the treatment of patients with CAH in both the US and EU. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and same indication for that time period. In the EU, upon grant of a marketing authorization, orphan medicinal products market exclusivity precludes the EMA from accepting another marketing authorization application or an application to extend for a similar product, and the European Commission from granting a marketing authorization for the same indication. The applicable period is seven years in the United States and ten years in the EU, which may be extended by six months and two years, respectively, in the case of product candidates that have complied with the respective regulatory authority’s agreed upon pediatric investigation plan. The market exclusivity period in the EU can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan designation and approved, the FDA and the European Commission can subsequently approve a different drug for the same condition or the same drug for a different condition, which may subject the orphan-exclusive product to off-label competition. As well, before the expiration of the orphan exclusivity period, the FDA or European Commission may grant approval to a competitor if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities or the regulatory authority concludes that a subsequent application for the same drug for the same indication is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to the regulatory exclusivities associated with orphan designation. Even though the FDA has granted orphan drug designation to tildacerfont for the treatment of classic CAH, if we receive approval for tildacerfont for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

As of December 31, 2023, we had 29 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, in March 2024, we reported topline results from CAHmelia-203, our placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH with highly elevated levels of A4 at baseline. Additionally, we completed enrollment in CAHmelia-204, our second Phase 2b clinical trial in adult patients with classic CAH on supraphysiologic doses of glucocorticoids with normal or near normal levels of A4 at baseline focused on glucocorticoid reduction and anticipate topline results in the third quarter of 2024. We also reported topline results from our Phase 2 open-label clinical trial in pediatric patients between two and 17 years of age with classic CAH in March 2024. Our future financial performance and our ability to commercialize tildacerfont will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. To date, we have used the services of outside vendors to perform tasks including clinical trial management, manufacturing, statistics and analysis, regulatory affairs, formulation development, and other drug development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for tildacerfont and any future product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize tildacerfont and any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.

In September 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a term loan (the “Term Loan”) with Silicon Valley Bank (“SVB”). In April 2020, we entered into a deferral agreement with SVB (the “Deferral Agreement”), whereby we and SVB agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with SVB (the “First Amendment”), which increased the aggregate principal amount of the Term Loan commitment by SVB to up to $30.0 million. In May 2022, we entered into the Second Amendment with SVB (the “Second Amendment”), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available. As of December 31, 2023, we had $3.4 million outstanding under the Loan Agreement. Repayment of principal commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales and medical representatives; and state and foreign laws, such as the European Union General Data Protection Regulation (“GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data including in the context of clinical trials), intellectual property, and trade secrets (collectively, sensitive data). As a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to physical or electronic break-ins, social engineering attempts (including through deep fakes, phishing and spam emails), malicious code (such as computer viruses and worms), malware (including as a result of advanced persistent intrusions), ransomware attacks, natural disasters, terrorism, war, server malfunctions, telecommunication and electrical failure, denial of service attacks (such as credential stuffing attacks), credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, attacks enhanced or facilitated by AI and other similar threats.

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

In addition, our relationship with the third parties upon which we rely could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, third-party research institution collaborators and other third parties to conduct clinical trials, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, in our information systems (such as our hardware and/or software, including that of third parties upon which we rely. We may not detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

If we or the third parties upon which we rely experience a security incident, applicable data privacy and security obligations may require us to notify relevant stakeholders, such as consumers, partners, collaborators, government authorities, and the media. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon which we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as significant liabilities, regulatory and enforcement actions (including investigations, fines, penalties, audits and inspections), reputational damage, additional reporting requirements and/or oversight, restrictions on processing sensitive data (including personal data), litigation, indemnification obligations, negative publicity, monetary fund diversions, interruptions in our operations (including availability of data), diversion of management attention, financial loss, and other harms. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Additionally, the development and commercialization of tildacerfont could be delayed.

Furthermore, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Additionally, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We are subject to stringent and evolving obligations related to data privacy and security. These obligations include U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; and policies. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions (which could include civil or criminal penalties); private litigation, (including class-action claims) and mass arbitration demands; disruptions to our business operations; adverse publicity; and other adverse consequences that could negatively affect our operating results and business.

We and the third parties upon which we rely may be subject to federal, state, local, and foreign data privacy and security laws and regulations, as well as other rules, standards, policies and contractual or other obligations, relating to the processing of personal data, including data we collect about trial participants in connection with clinical trials. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with any such obligations, this could result in enforcement actions that could include investigations, fines, penalties, audits and inspections, litigation (including class-action claims) and arbitration, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data, or orders to destroy or not use personal data.

In the United States, numerous federal, state, and local laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and regulations, and other laws (e.g., wiretapping laws) that govern the processing of personal data could apply to our operations or the operations of the third parties upon which we rely. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that is subject to privacy and security requirements under HIPAA, as amended by HITECH. If we violate HIPAA, we may be subject to significant administrative and civil penalties. Additionally, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law.

Other states, such as Virginia, Colorado, Connecticut and Utah have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security, including our processing of personal data. For example, our processing of personal data is or may become subject in certain circumstances to the GDPR. Each of these regulations requires stringent standards of data privacy and security concerning personal data and potentially significant sanctions. For example, under GDPR, companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries outside Europe. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States and other ‘inadequate’ countries in compliance with GDPR, such as the European Commission’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework and/or Extension), these mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully transfer personal data to the United States. If there is no lawful manner for us transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with certain collaborators, partners, vendors and other third parties upon which we rely, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, patients about whom we or the third parties upon which we rely to obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. We also publish privacy policies and other statements regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and individuals’ data privacy and security expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Compliance with data privacy and security obligations could require us to take on more onerous requirements in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or the third parties upon which we rely ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to differing applications and interpretations which may be inconsistent or conflict among jurisdictions.

If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation

(including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2023, after reducing net operating losses (“NOLs”) and tax credits for amounts not expected to be utilized, we had federal NOL carryforwards of approximately $118.2 million and state NOL carryforwards of approximately $123.0 million. The federal NOL carryforwards arising in taxable years beginning prior to 2018 will begin to expire in 2036 and state NOL carryforwards will begin to expire in 2036, unless previously utilized. We also have federal and state tax credit carryforwards totaling $22.2 million and $1.7 million, respectively. The federal tax credit carryforwards will begin to expire in 2036, unless previously utilized. The state tax credits will not expire.

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2023 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of December 31, 2023, we recorded a full valuation allowance on our net deferred tax assets.

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

The facilities used by our contract manufacturers to manufacture tildacerfont and any future product candidates must be approved by the applicable regulatory authorities, including the FDA or comparable foreign regulatory authorities, pursuant to inspections that will be conducted after an NDA or comparable foreign regulatory marketing application is submitted. We currently do not control the manufacturing process of tildacerfont and are completely dependent on our contract manufacturing partners for compliance with the FDA’s and comparable foreign regulatory authorities’ cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s and comparable foreign regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA or comparable foreign regulatory approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of tildacerfont or any future product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market tildacerfont and any future product candidates.

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

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the federal courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, The Inflation Reduction Act (“IRA”) passed by Congress authorizes the Secretary of the Department of Health and Human Services (“HHS”) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain that it will not affect our patent strategy in the long term.

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

If we choose to go to court to stop another party from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that such patents are invalid, unenforceable, or should not be enforced against that third party for any number of reasons. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements for patentability, including, but not limited to, lack of novelty, obviousness, lack of written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution, i.e., committed inequitable conduct. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, in May 2021, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 10,849,908. In December 2021, the USPTO denied Neurocrine’s request for post-grant review. In January 2022, Neurocrine requested a rehearing of the USPTO’s decision to deny the post-grant review and also filed a request that the Procedural Opinion Panel (“POP”) review the case. Additionally, in February 2022, Neurocrine filed a petition requesting the USPTO to institute an administrative proceeding involving the post-grant review of the patentability of United States Patent 11,007,201. In September 2022, the USPTO denied Neurocrine’s request for post-grant review. In October 2022, Neurocrine requested a rehearing of the USPTO’s decision to deny the post-grant review and also filed a request that the POP review the case. In July 2023, the USPTO dismissed the rehearing and POP requests and granted sua sponte Director Review of the Board’s decisions. In August 2023, the USPTO issued a Director Review decision addressing the standards for inherent anticipation and written description and remanded for a new decision about institution from the Board. In December 2023, the Board instituted post-grant review. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we or our licensors hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2023 to March 14, 2024 has ranged from a low of $0.81 to a high of $5.49. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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
▪
acceptance by the FDA and EMA of data from our Phase 2b clinical trial or any future clinical trials we conduct;
▪
any delay in our regulatory filings for tildacerfont and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
▪
adverse results or delays in clinical trials as a result of outbreaks of contagious diseases (such as the COVID-19 pandemic), patient engagement, protocol amendments or otherwise;
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

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2023, there were 41,029,832 shares of our common stock outstanding.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, as amended, declared effective in February 2022, covering the sale of up to $200.0 million of our securities (the “Shelf Registration”). For example, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies, LLC (“Jefferies”), pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of December 31, 2023, we have not issued any shares of common stock pursuant to the Sales Agreement. In addition, in February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 16,116,000 shares of common stock, pre-funded warrants to purchase 800,000 shares of common stock, all of which have been exercised, and warrants to purchase 12,687,000 shares of common stock. If these additional shares of common stock, and the shares of common stock issued or issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and personal health information (including clinical trial data) (“Information Systems and Data”).

Our information technology function, which is led by Samir Gharib, our President, Chief Financial Officer, and Chief Compliance Officer, helps identify, assess and manage the Company’s cybersecurity threats and risks. Our information technology function works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, employing both automated and manual tools and controls; conducting threat and vulnerability assessments; utilizing third-party services to monitor our information technology infrastructure; and performing internal audits.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: risk assessments, incident detection and response policies, network security controls for certain systems (including as applicable data segregation, data encryption, access controls, physical security, and systems threat monitoring), disaster recovery and business continuity plans, vendor risk management program, and dedicated cybersecurity staff and employee training.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and the information technology function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Additionally, Mr. Gharib and the audit committee of the board of directors evaluate material risks from cybersecurity threats against our overall business objectives and reports to the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity software providers and managed cybersecurity service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, and supply chain providers. We have a vendor management program to manage cybersecurity risks associated with our use of service providers. The program includes, as applicable, risk assessment for certain vendors, security questionnaires, review of certain vendors’ security programs and security assessments, and imposition of cybersecurity-related contractual obligations for some vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and we may impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the sections titled “Risk Factors— If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences” and “Risk Factors— We are subject to stringent and evolving obligations related to data privacy and security. These obligations include U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; and policies. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions (which could include civil or criminal penalties); private litigation, (including class-action claims) and mass arbitration demands; disruptions to our business operations; adverse publicity; and other adverse consequences that could negatively affect our operating results and business.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including Mr. Gharib, who oversees enterprise risk management and information security for the Company.

Mr. Gharib is responsible for hiring information security personnel, integrating cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Mr. Gharib is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our incident response and vulnerability management processes and policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Mr. Gharib and the Chief Executive Officer. Mr. Gharib works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes and policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from Mr. Gharib concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our corporate headquarters are located at 611 Gateway Boulevard, Suite 740, South San Francisco, California 94080, where we occupy approximately 6,500 square feet of office space pursuant to a lease entered in December 2022, which began in December 2022 and expires in February 2028.

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

Holders of Common Stock

As of March 14, 2024, we had 41,149,160 shares of common stock outstanding held by 36 holders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in 96 adult patients with classic CAH with highly elevated levels of androstenedione (“A4”) at baseline and reported topline results in March 2024. CAHmelia-203 enrolled 96 subjects with a mean baseline A4 level of 1,151 ng/dL, which is more than five times above the upper limit of normal (“ULN”). The clinical trial did not achieve the primary efficacy endpoint of change in A4 from baseline to week 12. 200mg once daily (“QD”) of tildacerfont demonstrated a placebo-adjusted reduction from baseline in A4 of -2.6% with a non-significant p-value at week 12. Compliance with study medication and glucocorticoid was low with approximately 50% of patients reporting 80% or greater compliance, resulting in lower-than-expected tildacerfont exposure. Tildacerfont was generally safe and well tolerated at all doses, with no treatment-related SAEs. Most adverse events were reported as mild to moderate. Based upon the outcome of the study, the CAHmelia-203 study will be terminated.

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic glucocorticoids of 37 mg/day of hydrocortisone equivalents (“HCe”). Patients enrolled with mean A4 level at baseline of 224 ng/dL, which is approximately the ULN; 66% of patients enrolled with androgenic control, which is defined as having A4 values below the ULN at baseline.

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We initiated CAHptain, a Phase 2 open-label clinical trial, which will utilize a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. The clinical trial enrolled 30 patients and we reported topline results in March 2024. CAHptain-205 enrolled 30 children between two and 17 years of age with a mean baseline GC dose of 14 mg/m2/day and mean baseline A4 level of 372 ng/dL. The study characterized the safety and pharmacokinetic profiles of tildacerfont, as well as changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily GC dose upon A4 normalization. 73% of all patients (22 of 30 patients) met the efficacy endpoint of A4 or GC reduction from baseline at 12 weeks of treatment with tildacerfont. 70% of patients with elevated baseline A4 values (16 of 23 patients) demonstrated an A4 reduction at week 4. Tildacerfont was generally well tolerated at all doses with no treatment-related SAEs reported. Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary pharmacokinetic analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. It is not uncommon for children to require relatively higher doses than adults to achieve optimal exposures of drugs. So, while we are encouraged by the activity observed thus far at suboptimal doses in this Phase 2 dose-ranging study, we plan to continue to evaluate the optimal dose, with topline results from additional dose ranging cohorts anticipated in the fourth quarter of 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH.

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

Beyond classic CAH, we believe tildacerfont has potential utility in polycystic ovary syndrome (“PCOS”), and in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone (“ACTH”). PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. By leveraging our existing Phase 1 program, which includes safety, tolerability, and pharmacokinetics of tildacerfont, we initiated and completed POWER, a Phase 2 proof-of-concept, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200 mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (“DHEAS”) levels at baseline. In August 2023, we conducted an analysis of interim data from 20 patients (13 on tildacerfont and 7 on placebo) through the 12-week treatment period for the POWER clinical trial. The study enrolled 27 patients in total. The interim data from the study support target engagement and suggests that DHEAS may be reduced with tildacerfont treatment in women suffering from PCOS. Tildacerfont was well-tolerated, with a safety profile that is consistent with past studies. Most adverse events were classified as mild-moderate, balanced between treatment arms, unrelated to the study drug and single event occurrences. No serious adverse reactions or dose toxicities were observed, and there was no evidence of adrenal insufficiency. Final data from the POWER clinical trial will be presented at a future medical conference.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the years ended December 31, 2023 and 2022, we incurred net losses of $47.9 million and $46.2 million, respectively, and used $33.3 million and $41.7 million of cash in operations, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of $197.2 million and $149.3 million, respectively, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Since inception through December 31, 2023, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and the $15.0 million upfront payment from Kaken received in April 2023. As of December 31, 2023, we had cash and cash equivalents of $96.3 million. As of December 31, 2022, we had cash, cash equivalents and investments of $79.1 million.

We believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Annual Report. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

In February 2022, the U.S. Securities and Exchange Commission (SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of December 31, 2023, we have not issued any shares of common stock under the Sales Agreement.

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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the ongoing wars in Ukraine and Israel and related sanctions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

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

We have agreed to supply Kaken’s clinical drug supply requirements of tildacerfont pursuant to a clinical supply agreement that the parties plan to consummate. During the Royalty Term, we have agreed to supply Kaken’s requirements of tildacerfont pursuant to the Kaken License Agreement and a commercial supply agreement to be entered into by the parties, though Kaken may procure alternate suppliers. Following the Royalty Term, Kaken at its option may continue to purchase Company-manufactured tildacerfont at a purchase price equal to our manufacturing cost plus a low double-digit administrative fee.

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

As of December 31, 2023 and 2022, the outstanding principal was comprised of $3.4 million and $5.0 million, respectively, under the First Tranche. Repayment of principal under the First Tranche commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provided for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance is payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As of December 31, 2023, management believes that we are in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

Components of Results of Operations

Collaboration Revenue

To date, our revenue has been derived from the Kaken License Agreement, pursuant to which we granted Kaken the exclusive right to develop and commercialize tildacerfont for CAH in Japan.

We will recognize royalty and milestone revenues under the Kaken License Agreement if and when appropriate under the relevant accounting rules (see Note 8 to our financial statements). We have not generated any revenues from the commercial sale of approved products and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

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

Results of Operations

Comparisons of the Year Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	Change
Collaboration revenue	$10,089	$—	$10,089
Operating expenses:
Research and development	49,432	35,198	14,234
General and administrative	12,650	12,085	565
Total operating expenses	62,082	47,283	14,799
Loss from operations	(51,993)	(47,283)	(4,710)
Interest expense	(483)	(420)	(63)
Interest and other income, net	4,557	1,523	3,034
Net loss	$(47,919)	$(46,180)	$(1,739)

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	Change
External expenses:
Clinical development	$32,354	$24,085	$8,269
Manufacturing	3,855	3,316	539
Preclinical studies	490	397	93
Other research and development	1,272	391	881
Internal expenses:
Personnel	11,130	6,610	4,520
Facilities and other	331	399	(68)
Total research and development expenses	$49,432	$35,198	$14,234

Research and development expenses increased by $14.2 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The overall increase in research and development expenses was primarily related to the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. There was also an increase in personnel expenses attributable to an increase in headcount, an increase in manufacturing expenses due to timing of planned manufacturing activities related to clinical drug supply and an increase in other research and development to support clinical development operations.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The overall increase in general and administrative expenses was primarily due to an increase in professional services, including legal, finance, and accounting and personnel expenses, partially offset by a decrease in insurance costs for directors and officers.

Interest Expense

Interest expense was fairly consistent during the year ended December 31, 2023 compared to the year ended December 31, 2022 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $3.0 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to higher yield earned on investment balances in 2023.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2023 and 2022, we had an accumulated deficit of $197.2 million and $149.3 million, respectively. As of December 31, 2023, we had cash and cash equivalents of $96.3 million. As of December 31, 2022, we had cash, cash equivalents and investments of $79.1 million. Since inception through December 31, 2023, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and $15.0 million from the Kaken upfront payment received in April 2023.

We believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Annual Report. In addition, we have streamlined our operations and have implemented cost reduction measures, including termination of the CAHmelia-203 study and a reduction in force of approximately 21 percent, which has extended our cash runway through the end of 2025, beyond topline data readouts for CAHmelia-204 and additional dose ranging data from CAHptain-205.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the “Offering”). We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of December 31, 2023, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval and commercialize tildacerfont or any future product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop tildacerfont and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our clinical development programs, and to a lesser extent, general and administrative expenses.

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
▪
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
▪
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including the COVID-19 pandemic, the wars in Ukraine and Israel and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

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

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic events, such as the COVID-19 pandemic, the wars in Ukraine and Israel and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Material Cash Requirements

As of December 31, 2023, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $3.7 million. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Material Agreements — Loan Agreement" above.

As of December 31, 2023, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.5 million.

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

We have also entered into the Lilly License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the Lilly License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. In addition to royalty payments on future sales, we are also required to pay up to an aggregate of $23.0 million upon the achievement of certain milestones. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of the Lilly License Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — License Agreement with Eli Lilly and Company” above.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash used in operating activities	$(33,275)	$(41,683)	$8,408
Net cash provided by investing activities	55,777	23,692	32,085
Net cash provided by (used in) financing activities	49,140	(241)	49,381
Net increase (decrease) in cash, cash equivalents, and restricted cash	$71,642	$(18,232)	$89,874

Cash Used in Operating Activities

Net cash used in operating activities decreased by $8.4 million during the year ended December 31, 2023 compared to the year ended December 31, 2023. There were higher cash payments driven by increased clinical development activities associated with the progression of clinical trials of tildacerfont in adult classic CAH, pediatric classic CAH, and PCOS. Additionally, there were higher personnel-related payments driven by increased headcount and higher payments for increased professional services, including legal, finance and accounting. The cash used was offset by the receipt of the $15.0 million upfront payment under the Kaken License Agreement in April 2023.

Cash Used in Investing Activities

For the year ended December 31, 2023, cash provided by investing activities was $55.7 million, consisting primarily of proceeds from maturities of investments of $67.7 million offset by purchases of investments of $11.9 million.

For the year ended December 31, 2022, cash provided by investing activities was $23.7 million, consisting primarily of proceeds from maturities of investments of $60.5 million offset by purchases of investments of $36.8 million.

Cash Provided by Financing Activities

For the year ended December 31, 2023, cash provided by financing activities was $49.1 million, consisting primarily of net proceeds received from the February 2023 private placement of $50.9 million, offset by the principal payments on the Term Loan of $1.6 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2023 consisted of $96.3 million in bank deposits and money market funds. Previously, we have held U.S treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of December 31, 2023 and 2022, a hypothetical 1% change in interest rates would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to, among other things, the COVID-19 pandemic and other geopolitical and macroeconomic events, such as the ongoing military conflict between Ukraine and Russia and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, as of December 31, 2023, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Spruce Biosciences, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spruce Biosciences, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2020.

San Jose, California

March 18, 2024

SPRUCE BIOSCIENCES, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$96,339	$24,487
Short-term investments	—	54,590
Prepaid expenses	3,876	3,320
Other current assets	1,968	1,211
Total current assets	102,183	83,608
Right-of-use assets	1,181	1,400
Other assets	582	640
Total assets	$103,946	$85,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,332	$1,426
Accrued expenses and other current liabilities	14,600	9,399
Term loan, current portion	1,622	1,622
Deferred revenue	4,911	—
Total current liabilities	24,465	12,447
Lease liabilities, net of current portion	1,019	1,261
Term loan, net of current portion	1,717	3,293
Other liabilities	236	161
Total liabilities	27,437	17,162
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2023 and 2022; 41,029,832 and 23,601,004 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4	3
Additional paid-in capital	273,737	218,354
Accumulated other comprehensive loss	—	(558)
Accumulated deficit	(197,232)	(149,313)
Total stockholders’ equity	76,509	68,486
Total liabilities and stockholders’ equity	$103,946	$85,648

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$10,089	$—
Operating expenses:
Research and development	49,432	35,198
General and administrative	12,650	12,085
Total operating expenses	62,082	47,283
Loss from operations	(51,993)	(47,283)
Interest expense	(483)	(420)
Interest and other income, net	4,557	1,523
Net loss	(47,919)	(46,180)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available for sale securities	558	(374)
Total comprehensive loss	$(47,361)	$(46,554)
Net loss per share, basic and diluted	$(1.24)	$(1.96)
Weighted-average shares of common stock outstanding, basic and diluted	38,510,220	23,527,116

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	23,491,881	$3	$214,685	$(184)	$(103,133)	$111,371
Exercise of common stock options	992	—	2	—	—	2
Issuance of common stock related to employee stock purchase plan	66,299	—	76	—	—	76
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	41,832	—	(40)	—		(40)
Stock-based compensation	—	—	3,631	—	—	3,631
Unrealized loss on available for sale securities	—	—	—	(374)	—	(374)
Net loss	—	—	—	—	(46,180)	(46,180)
Balance as of December 31, 2022	23,601,004	3	218,354	(558)	(149,313)	68,486
Exercise of pre-funded warrants	800,000	—	8	—	—	8
Exercise of common stock options	54	—	1	—	—	1
Issuance of common stock related to employee stock purchase plan	162,791	—	169	—	—	169
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	349,983	—	(311)	—	—	(311)
Issuance of common stock and warrants, net of offering costs of $2,721	16,116,000	1	50,894	—	—	50,895
Stock-based compensation	—	—	4,622	—	—	4,622
Unrealized gain on available for sale securities	—	—	—	558	—	558
Net loss	—	—	—	—	(47,919)	(47,919)
Balance as of December 31, 2023	41,029,832	$4	$273,737	$—	$(197,232)	$76,509

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(47,919)	$(46,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,622	3,631
Depreciation and amortization	70	74
Net amortization (accretion) of premium/discount on available-for-sale securities	(636)	16
Non-cash lease expense	230	355
Gain on lease termination	—	(750)
Loss on disposal of property and equipment	2	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,636)	(817)
Other assets	96	90
Accounts payable	1,906	(1,397)
Accrued expenses and other current liabilities	6,255	3,587
Deferred revenue	4,911	—
Other liabilities	(176)	(331)
Net cash used in operating activities	(33,275)	(41,683)
Cash flows from investing activities
Proceeds from maturities of investments	67,665	60,500
Purchases of investments	(11,881)	(36,800)
Purchases of property and equipment	(7)	(8)
Net cash provided by investing activities	55,777	23,692
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	53,616	—
Proceeds from issuance of common stock related to employee stock purchase plan	169	76
Proceeds from exercise of pre-funded warrants	8	—
Proceeds from exercise of common stock options	1	2
Payment of offering costs	(2,721)	(279)
Repayment of term loan	(1,622)	—
Tax withholding payments on restricted stock units	(311)	(40)
Net cash provided by (used in) financing activities	49,140	(241)
Net increase (decrease) in cash, cash equivalents, and restricted cash	71,642	(18,232)
Cash, cash equivalents, and restricted cash at beginning of period	24,732	42,964
Cash, cash equivalents, and restricted cash at end of period	$96,374	$24,732

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$96,339	$24,487
Restricted cash, short-term (included in other current assets)	—	216
Restricted cash, long-term (included in other assets)	35	29
Total cash, cash equivalents, and restricted cash	$96,374	$24,732

Supplemental cash flow data:
Cash paid for interest on term loan	$369	$266
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses	$51	$53
Right-of-use asset recognized in exchange for lease liability	$11	$1,418

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. The Company is initially developing its wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy for patients suffering from classic congenital adrenal hyperplasia (“CAH”). The Company is also developing tildacerfont for females suffering from polycystic ovary syndrome. The Company is located in South San Francisco, California and was incorporated in the state of Delaware in April 2016.

Initial Public Offering

In October 2020, the Company consummated its initial public offering (“IPO”) and issued a total of 6,900,000 shares of common stock, which includes 900,000 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares, at an offering price of $15.00 per share. In aggregate, the Company received net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 15,492,019 shares of common stock.

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

Open Market Sales Agreement

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of the Company's securities. Also, in February 2022, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may elect to issue and sell, from time to time, shares of Common Stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of December 31, 2023, the Company has not issued any shares of Common Stock under the Sales Agreement.

Liquidity and Capital Resources

The Company believes that based on its current operating plan, its cash and cash equivalents of $96.3 million as of December 31, 2023 will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the year ended December 31, 2023, the Company incurred a net loss of $47.9 million and used $33.3 million of cash in operations. As of December 31, 2023, the Company had an accumulated deficit of $197.2 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. Certain prior period amounts in the balance sheet and the statement of cash flows have been reclassified to conform to the current period presentation.

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

Restricted Cash

The Company had $35 thousand and $0.2 million of restricted cash as of December 31, 2023 and 2022, respectively, which is related to collateralized cash in connection with letters of credit issued on behalf of the Company for the security deposits required under operating leases. Short-term restricted cash is included in other current assets on the balance sheets and long-term restricted cash is included in other assets on the balance sheets.

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

Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses during the years ended December 31, 2023 and 2022.

Accrued Research and Development Expenses

Clinical trial costs are charged to research and development expense as incurred. The Company accrues for expenses resulting from contracts with clinical research organizations (“CROs”), consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. The Company’s policy is to reflect the appropriate expense in the financial statements by matching the appropriate expenses with the period in which services and efforts are expended.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using a fair value-based method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options, restricted stock units (“RSUs”) and purchase rights under the Employee Stock Purchase Plan (“ESPP”). The Company estimates the fair value of stock options and purchase rights granted under the ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. The model requires management to make a number of assumptions which include the following:

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
▪
Expected Volatility. The expected volatility is estimated using a combination of historical volatilities of the Company's stock and that of comparable publicly traded biopharmaceutical companies. In evaluating similarity, the Company considered factors such as market capitalization, stage of development, area of specialty, and stock-specific attributes. The Company will continue to apply this process and analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.
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

Comprehensive loss

Comprehensive loss represents the net loss for the period and other comprehensive income. Other comprehensive loss reflects certain gains and losses that are recorded as a component of stockholders’ equity and are not reflected in the statements of operations. The Company’s other comprehensive loss consists of changes in unrealized gains and losses on available-for-sale investments, net of tax. There was no income tax effect related to unrealized gains and losses during the years ended December 31, 2023 and 2022.

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

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption did not have any impact on the Company’s financial statements.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”) requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure requirements related to the new standard.

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

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$95,875	$—	$—	$95,875
Total cash equivalents		$95,875	$—	$—	$95,875

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$22,496	$—	$—	$22,496
Total cash equivalents		22,496	—	—	22,496
U.S. government treasury securities	Level 1	43,779	1	(516)	43,264
Corporate bonds	Level 2	11,369	—	(43)	11,326
Total short-term investments		55,148	1	(559)	54,590
Total cash equivalents and investments		$77,644	$1	$(559)	$77,086

There have been no realized gains or losses on available for sale securities for the periods presented. Unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the balance sheets.

There were no investments as of December 31, 2023. Investments that were in an unrealized loss position as of December 31, 2022 consisted of (in thousands):

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government treasury securities	$16,743	$(77)	$23,585	$(439)	$40,328	$(516)
Corporate bonds	—	—	11,326	(43)	11,326	(43)
Total short-term investments	$16,743	$(77)	$34,911	$(482)	$51,654	$(559)

No allowance for credit losses has been recognized as of December 31, 2023. During the years ended December 31, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

The estimated fair value of the term loan was $3.6 million and $4.9 million as of December 31, 2023 and 2022, respectively, and was based on market observable interest rates, a Level 2 input.

The Company did not have any financial liabilities recorded at fair value on a recurring or non-recurring basis as of December 31, 2023 and 2022.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development expenses	$10,832	$7,449
Accrued compensation and benefits	3,101	1,286
Accrued general and administrative expenses	416	525
Lease liabilities, current portion	251	139
Total accrued expenses and other current liabilities	$14,600	$9,399

Accrued research and development expenses were primarily related to clinical trials and manufacturing of clinical drug supply.

5. Leases

The Company leases space under a non-cancelable operating lease, which requires the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance.

In December 2022, the Company entered into a non-cancelable operating lease for approximately 6,500 square feet of office space in South San Francisco, California, which commenced in December 2022 and expires in February 2028 (the “South San Francisco Lease”). Total minimum rental payments for the South San Francisco Lease are $1.7 million over the lease term. The Company has an option to extend the lease term of the South San Francisco Lease for an additional three years which has not been included in the lease term as it is not reasonably certain that the Company will exercise this option. The Company will also be responsible for the payment of additional rent to cover the Company's share of the annual operating and tax expense for the building. Under the terms of the South San Francisco Lease, the Company issued a letter of credit to the landlord of $29 thousand, which is collateralized by a restricted cash deposit of $35 thousand.

Other information related to the operating lease was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs	$337	$465
Cash paid for operating lease liabilities	$251	$492
Weighted average remaining lease term (years)	4.2	5.2
Weighted average discount rate	8.0%	8.0%

Variable lease expense for the years ended December 31, 2023 and 2022 was immaterial.

Future minimum lease commitments under the Company’s leases as of December 31, 2023 were as follows (in thousands):

Year ending December 31,
2024	$343
2025	354
2026	365
2027	376
2028	64
Total undiscounted lease payments	1,502
Less: present value discount	(232)
Total lease liabilities	$1,270
Lease liabilities, current portion*	$251
Lease liabilities, net of current portion	1,019
Total lease liabilities	$1,270

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

As of December 31, 2023, the carrying value of the Term Loan was $3.3 million, consisting of the outstanding principal under the First Tranche of $3.4 million, less unamortized debt discount and issuance costs of $39 thousand which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provided for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance is payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of December 31, 2023 and 2022, the stated interest rate of the Term Loan was 9.0% and 8.0%, respectively.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of December 31, 2023, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of December 31, 2023, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2024	$1,863
2025	1,714
2026	136
Total	$3,713
Less: interest	(335)
Term loan, gross	$3,378
Less: unamortized debt issuance costs	(39)
Less: term loan, current portion	(1,622)
Term loan, net of current portion	$1,717

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

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022 and management is not aware of any pending or threatened litigation.

8. License Agreements

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

During the year ended December 31, 2023, the Company recognized $10.1 million as collaboration revenue, all of which related to activities satisfied in the current period. As of December 31, 2023, deferred revenue was $4.9 million, all of which was current.

9. Capital Structure

Common Stock

As of December 31, 2023 and 2022, the Company was authorized to issue 200,000,000 shares of $0.0001 par value common stock, respectively. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (“Board of Directors”). The holder of each share of common stock is entitled to one vote. As of December 31, 2023, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	December 31,
	2023	2022
Common Stock warrants, issued and outstanding	12,687,000	—
Stock options, issued and outstanding	4,097,376	4,166,194
Restricted and performance stock units, issued and outstanding	3,482,663	1,996,128
Shares available for future issuance under 2020 Equity Incentive Plan	77,631	940,061
Shares available for future issuance under 2020 Employee Stock Purchase Plan	675,038	601,819
Total shares reserved	21,019,708	7,704,202

10. Stock-Based Compensation

Equity Incentive Plans

The Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”) in October 2020. The 2020 Plan is a successor to and continuation of the Amended and Restated 2016 Equity Incentive Plan (the “2016 Plan”) and provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants. A total of 2,647,684 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s Board of Directors. Following the effectiveness of the 2020 Plan, no further grants will be made under the 2016 Plan; however, shares subject to awards granted under the 2016 Plan will continue to be governed by the 2016 Plan.

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

Under the 2020 Plan and the 2016 Plan, individuals can be granted the ability to early exercise their options. There were no shares, related to the early exercise of options, subject to repurchase by the Company as of December 31, 2023. As of December 31, 2023, 77,631 shares remained available for issuance under the 2020 Plan and no shares remained available for issuance under the 2016 Plan.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	4,166,194	$3.38	7.7	$52
Granted	270,000	$2.26
Exercised	(54)	$3.07
Forfeited	(338,764)	$4.85
Balance as of December 31, 2023	4,097,376	$3.19	7.2	$3,050
Vested and expected to vest as of December 31, 2023	3,972,376	$3.15	7.2	$3,050
Vested and exercisable as of December 31, 2023	2,622,154	$3.13	6.5	$2,249

Stock options vested and expected to vest differs from total stock options outstanding as it excludes 125,000 performance-based stock options for which the performance criteria is not considered probable of achievement as of December 31, 2023.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2023 and 2022, respectively. The total fair value of options vested was $4.0 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity and related information is as follows (in thousands, except share and per share amounts):

	Number of RSUs	Weight-Average Grant Date Fair Value
Balance as of December 31, 2022	1,996,128	$1.35
Granted	2,375,250	$2.00
Vested	(484,152)	$1.91
Forfeited	(404,563)	$2.40
Balance as of December 31, 2023	3,482,663	$1.59

For the year ended December 31, 2022, the weighted average fair value of RSUs granted was $1.24 per share. The total fair value of RSUs vested was $0.9 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. The aggregate intrinsic value of RSUs outstanding as of December 31, 2023 and 2022 was $10.2 million and $2.2 million, respectively.

During the year ended December 31, 2023, the Company granted 2,375,250 RSUs, including 1,449,300 RSUs subject to time-based vesting in installments through December 2027 and 925,950 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones.

As of December 31, 2023, the Company has granted 2,018,375 RSUs subject to performance-based vesting conditions, of which 864,263 RSUs are considered probable of achievement.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”) in October 2020. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the offering date or the applicable purchase date. A total of 220,640 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year, (ii) 441,280 shares of common stock or (iii) such lesser amount as determined by the Board of Directors.

Except for the initial offering period, the ESPP provides for 24-month offering periods starting every January 1st and July 1st, each consisting of four six-month purchase periods. As of December 31, 2023, 675,038 shares of common stock remained available for issuance under the ESPP.

Stock-Based Compensation Expense

For the years ended December 31, 2023 and 2022, the weighted-average fair value of options granted was $1.65 and $2.34 per share, respectively.

The Company estimated the fair value of stock options and purchase rights under ESPP using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2023		2022
	Options	ESPP	Options	ESPP
Expected term (in years)	5.6	1.4	6.0	1.4
Expected volatility	87.8%	104.6%	105.4%	77.2%
Risk-free interest rate	3.7%	5.4%	2.4%	2.2%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock-based compensation expense related to stock options, RSUs and ESPP that is included in the Company’s statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,547	$929
General and administrative	3,075	2,702
Total stock-based compensation expense	$4,622	$3,631

As of December 31, 2023, there was approximately $6.8 million of total unrecognized stock-based compensation expense related to awards that are expected to vest, which is expected to be recognized over an estimated weighted-average vesting term of 1.5 years.

11. Income Taxes

The Company did not have any income tax expense for the years ended December 31, 2023 and 2022. The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income tax, net of federal benefit	—	7.0
Nondeductible expenses	(5.3)	(0.5)
Tax credits	23.8	8.9
Stock-based compensation	(0.8)	—
Change in valuation allowance	(35.0)	(36.4)
Change in state apportionment - deferred tax impact	(3.7)	—
Effective tax rate	—%	—%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$33,400	$33,871
Capitalized research and experimental costs	11,744	5,559
Accruals	626	369
Intangible assets	77	116
Tax credits	20,292	8,878
Operating lease liability	267	392
Other	991	1,568
Total gross deferred tax assets	67,397	50,753
Valuation allowance	(67,148)	(50,359)
Total deferred tax assets	249	394
Deferred tax liabilities:
Operating lease right-of-use asset	(248)	(392)
Other	(1)	(2)
Total deferred tax liabilities	(249)	(394)
Total net deferred tax assets	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2023, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The valuation allowance increased by $16.8 million during the year ended December 31, 2023, primarily due to an increase in the net operating loss (primarily from pre-tax book loss) and an increase in current year capitalization of Section 174 research and experimental costs. The valuation allowance increased by $17.0 million during the year ended December 31, 2022, primarily due to an increase in the net operating loss (primarily from pre-tax book loss) and the current year capitalization of Section 174 research and experimental costs.

As of December 31, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $118.2 million and $123.0 million, respectively, both of which will begin to expire in 2036 with the exception of $111.0 million of the Company's federal net operating losses that carry over indefinitely.

As of December 31, 2023, the Company had federal general business credit and state research and development credit carryforwards of approximately $22.2 million and $1.7 million, respectively. The federal general business credit carryforwards will begin to expire in 2036 while the California research credit carryforwards have an indefinite life.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.

The Company files income tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company is not currently under audit by the Internal Revenue Service or any other similar state, local, or foreign authority. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

Uncertain Income Tax Positions

The Company had approximately $3.2 million and $3.0 million of unrecognized tax benefits as of December 31, 2023 and 2022, respectively. No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. The unrecognized tax benefits would not impact the annual effective tax rate if recognized because the Company has recorded a valuation allowance on its deferred tax assets. The Company does not expect the amount of unrecognized tax benefits to materially change in the next 12 months. As of December 31, 2023 and 2022, the Company has not recognized any tax-related penalties or interest in its financial statements.

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022
Balance at the beginning of the period	$2,959	$1,589
Increases based on tax positions related to current period	956	1,433
Increases based on tax positions related to prior period	1,520	—
Decreases based on tax positions related to prior period	(2,195)	(63)
Balance at the end of the period	$3,240	$2,959

12. 401(k) Retirement Savings Plan

In December 2017, the Company adopted a plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have met certain eligibility requirements. Under the 401(k), employees may elect to contribute a portion of their eligible compensation, subject to certain limitations. During the years ended December 31, 2023 and 2022, the Company incurred expense of $0.1 million, respectively.

13. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(47,919)	$(46,180)
Denominator:
Weighted-average shares of common stock outstanding	38,510,220	23,527,116
Net loss per share, basic and diluted	$(1.24)	$(1.96)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	December 31,
	2023	2022
Shares subject to outstanding Standard Warrants	12,687,000	—
Shares subject to outstanding common stock options	4,097,376	4,166,194
Shares subject to outstanding RSUs	3,482,663	1,996,128
Estimated shares issuable under the ESPP	126,151	303,236
Total	20,393,190	6,465,558

14. Subsequent Events

Realignment Plan

On March 10, 2024, the Board of Directors approved a plan to implement cost savings initiatives, including termination of the CAHmelia-203 study and a workforce reduction of approximately 21% (the “Realignment Plan”). The Realignment Plan is effective immediately, with a termination date of March 31, 2024 for affected employees. Affected employees will be offered separation benefits, including severance payments and healthcare coverage assistance.

The final costs, charges and expenditures relating to the Realignment Plan will not be known until all related activities have been completed. The Company estimates that it will incur approximately $0.4 million in cash charges in connection with the Realignment Plan, consisting of expenses related to employee severance payments and healthcare coverage assistance and related costs. The Company expects that the majority of these estimated charges will be recorded in the second quarter of 2024 and that the execution of the Realignment Plan will be substantially complete during the second quarter of 2024.

Equity Grants

In March 2024, the Company granted certain executive officers RSUs underlying approximately 1.2 million shares of Common Stock with time-based and performance-based vesting criteria.

Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (“SEC’s”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth in our definitive proxy statement to be filed with respect to the 2024 annual meeting of stockholders (the “Proxy Statement”), all of which is incorporated herein by reference.

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

3.
Exhibits

The following is a list of exhibits filed with this Annual Report incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020
3.2	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-248924	4.1	October 5, 2020
4.2	Amended and Restated Investors’ Rights Agreement, by and among the registrant and certain of its stockholders, dated February 19, 2020	S-1	333-248924	4.2	September 18, 2020
4.3	Form of Warrant to Purchase Common Stock issued to Silicon Valley Bank, dated September 23, 2019	S-1	333-248924	4.3	September 18, 2020
4.4	Description of Common Stock of the registrant	10-K	001-39594	4.4	March 22, 2021
4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-39594	4.1	February 9, 2023
4.6	Form of Common Stock Purchase Warrant	8-K	001-39594	4.2	February 9, 2023
10.1+	Spruce Biosciences, Inc. Amended and Restated 2016 Equity Incentive Plan	S-1	333-248924	10.1	September 18, 2020
10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Spruce Biosciences, Inc. Amended and Restated 2016 Equity Incentive Plan	S-1	333-248924	10.2	September 18, 2020
10.3+	Spruce Biosciences, Inc. 2020 Equity Incentive Plan	S-1/A	333-248924	10.3	October 5, 2020
10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	S-1	333-248924	10.4	September 18, 2020
10.5+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	10-K	001-39594	10.5	March 16, 2023

10.6+	Spruce Biosciences, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248924	10.5	October 5, 2020
10.7+	Spruce Biosciences, Inc. 2020 Employee Stock Purchase Plan Offering Document	10-K	001-39594	10.6	March 22, 2021
10.8+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	8-K	001-39594	10.2	January 5, 2022
10.9+	Spruce Biosciences, Inc. 2020 Non-Employee Director Compensation Policy, as amended on April 6, 2022	10-Q	001-39594	10.7	May 11, 2022
10.10+	Form of Indemnification Agreement by and between the registrant and its directors and executive officers	S-1	333-248924	10.7	September 18, 2020
10.11+	Spruce Biosciences, Inc. Severance and Change in Control Plan	S-1	333-248924	10.9	September 18, 2020
10.12+¥	Offer Letter, by and between the registrant and Samir Gharib, dated April 8, 2020	S-1	333-248924	10.16	September 18, 2020
10.13+¥	Offer Letter, by and between the registrant and Rosh Dias, M.D., M.R.C.P., dated July 28, 2020	S-1	333-248924	10.17	September 18, 2020
10.14+	Letter Agreement, by and between the registrant and Michael Grey, dated March 24, 2017	S-1	333-248924	10.18	September 18, 2020
10.15+	Letter Agreement, by and between the registrant and Camilla V. Simpson, dated October 11, 2017	S-1	333-248924	10.19	September 18, 2020
10.16+	Letter Agreement, by and between the registrant and Daniel Spiegelman, dated August 31, 2020	S-1	333-248924	10.20	September 18, 2020
10.17+	Offer Letter, by and between the registrant and Javier Szwarcberg, M.D., MPH, dated December 29, 2021	8-K	001-39594	10.1	January 5, 2022
10.18+	Amendment to Offer Letter, by and between the registrant and Javier Szwarcberg, M.D., MPH, dated April 6, 2022	8-K	001-39594	10.1	April 8, 2022
10.19#	License Agreement, by and between the registrant and Eli Lilly and Company, dated May 2, 2016	S-1	333-248924	10.22	September 18, 2020
10.20	Loan and Security Agreement, by and between the registrant and Silicon Valley Bank, dated September 23, 2019	S-1	333-248924	10.23	September 18, 2020
10.21	First Amendment to Loan and Security Agreement, by and between the registrant and Silicon Valley Bank dated March 19, 2021	10-K	001-39594	10.19	March 22, 2021
10.22#	Second Amendment to Loan and Security Agreement, by and between the registrant and Silicon Valley Bank dated May 10, 2022	10-Q	001-39594	10.8	May 11, 2022
10.23	Open Market Sale AgreementSM, by and between the registrant and Jefferies LLC, dated February 25, 2022	10-K	001-39594	10.22	March 14, 2022
10.24+	Separation and Release Agreement, dated March 11, 2022, by and between the registrant and Rosh Dias, M.D., M.R.C.P.	10-K	001-39594	10.23	March 14, 2022
10.25+	Offer Letter, by and between the registrant and Ralph William Charlton III, M.D., M.A.S., dated March 14, 2022	10-K	001-39594	10.24	March 14, 2022

10.26	Lease Agreement, by and between the registrant and 611 Gateway Center LP, dated December 1, 2022	8-K	001-39594	10.1	December 2, 2022
10.27#	Collaboration and License Agreement, by and between the registrant and Kaken Pharmaceutical Co., LTD., dated January 5, 2023	10-K	001-39594	10.27	March 16, 2023
10.28	Securities Purchase Agreement, dated February 8, 2023, by and among Spruce Biosciences, Inc. and the Purchasers	8-K	001-39594	10.1	February 8, 2023
23.1	Consent of BDO USA, P.C., independent registered public accounting firm	Filed herewith
24.1	Power of Attorney (see signature pages)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97	Incentive Compensation Recoupment Policy	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SPRUCE BIOSCIENCES, INC.

March 18, 2024	By:	/s/ Javier Szwarcberg, M.D., MPH
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

Name	Title	Date

/s/ Javier Szwarcberg, M.D., MPH	Chief Executive Officer and Director	March 18, 2024
Javier Szwarcberg, M.D., MPH	(Principal Executive Officer)

/s/ Samir Gharib	President and Chief Financial Officer	March 18, 2024
Samir Gharib	(Principal Financial and Accounting Officer)

/s/ Michael Grey	Executive Chairman	March 18, 2024
Michael Grey

/s/ Tiba Aynechi, Ph.D.	Director	March 18, 2024
Tiba Aynechi, Ph.D.

/s/ Percival Barretto-Ko	Director	March 18, 2024
Percival Barretto-Ko

/s/ Bali Muralidhar, M.D, Ph.D.	Director	March 18, 2024
Bali Muralidhar, M.D, Ph.D.

/s/ Niall O’Donnell, Ph.D.	Director	March 18, 2024
Niall O’Donnell, Ph.D.

/s/ Camilla V. Simpson, M.Sc.	Director	March 18, 2024
Camilla V. Simpson, M.Sc.

/s/ Daniel Spiegelman	Director	March 18, 2024
Daniel Spiegelman

/s/ Kirk Ways, M.D, Ph.D.	Director	March 18, 2024
Kirk Ways, M.D, Ph.D.