Form 10-Q
period 2024-03-31
SPRUCE BIOSCIENCES, INC.
filed 2024-05-13
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the registrant had 41,154,799 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$81,154	$96,339
Prepaid expenses	3,100	3,876
Other current assets	1,611	1,968
Total current assets	85,865	102,183
Right-of-use assets	1,121	1,181
Other assets	553	582
Total assets	$87,539	$103,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,891	$3,332
Accrued expenses and other current liabilities	11,973	14,600
Term loan, current portion	1,622	1,622
Deferred revenue	2,908	4,911
Total current liabilities	18,394	24,465
Lease liabilities, net of current portion	950	1,019
Term loan, net of current portion	1,321	1,717
Other liabilities	250	236
Total liabilities	20,915	27,437
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 41,154,799 and 41,029,832 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	275,477	273,737
Accumulated deficit	(208,857)	(197,232)
Total stockholders’ equity	66,624	76,509
Total liabilities and stockholders’ equity	$87,539	$103,946

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$2,002	$1,964
Operating expenses:
Research and development	10,317	11,712
General and administrative	4,318	3,451
Total operating expenses	14,635	15,163
Loss from operations	(12,633)	(13,199)
Interest expense	(97)	(131)
Interest income and other expense, net	1,105	539
Net loss	(11,625)	(12,791)
Other comprehensive gain, net of tax:
Unrealized gain on available for sale securities	—	370
Total comprehensive loss	$(11,625)	$(12,421)
Net loss per share, basic and diluted	$(0.28)	$(0.40)
Weighted-average shares of common stock outstanding, basic and diluted	41,096,231	31,900,160

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance as of January 1, 2024	41,029,832	$4	$273,737	$—	$(197,232)	$76,509
Exercise of common stock options	120,328	—	180	—	—	180
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	4,639	—	(2)	—	—	(2)
Stock-based compensation	—	—	1,562	—	—	1,562
Net loss	—	—	—	—	(11,625)	(11,625)
Balance as of March 31, 2024	41,154,799	$4	$275,477	$—	$(208,857)	$66,624

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance as of January 1, 2023	23,601,004	$3	$218,354	$(558)	$(149,313)	$68,486
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	29,112	—	(23)	—	—	(23)
Issuance of common stock and warrants, net of offering costs of $2,721	16,116,000	1	50,894	—	—	50,895
Stock-based compensation	—	—	1,060	—	—	1,060
Unrealized gain on available for sale securities	—	—	—	370	—	370
Net loss	—	—	—	—	(12,791)	(12,791)
Balance as of March 31, 2023	39,746,116	$4	$270,285	$(188)	$(162,104)	$107,997

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(11,625)	$(12,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,562	1,060
Depreciation and amortization	15	19
Net accretion of discount on available-for-sale securities	—	(183)
Non-cash lease expense	60	58
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	—	(15,000)
Prepaid expenses and other current assets	(191)	664
Other assets	74	157
Accounts payable	(1,441)	2,022
Accrued expenses and other current liabilities	(1,354)	(793)
Deferred revenue	(2,003)	13,036
Other liabilities	(55)	(41)
Net cash used in operating activities	(14,958)	(11,790)
Cash flows from investing activities
Proceeds from maturities of investments	—	22,365
Purchases of investments	—	(11,881)
Net cash provided by investing activities	—	10,484
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	—	53,616
Proceeds from exercise of common stock options	180	—
Payment of offering costs	—	(2,659)
Repayment of term loan	(405)	(405)
Tax withholding payments on restricted stock units	(2)	(23)
Net cash (used in) provided by financing activities	(227)	50,529
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,185)	49,223
Cash, cash equivalents, and restricted cash at beginning of period	96,374	24,732
Cash, cash equivalents, and restricted cash at end of period	$81,189	$73,955
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$81,154	$73,926
Restricted cash, long-term (included in other assets)	35	29
Total cash, cash equivalents, and restricted cash	$81,189	$73,955

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

Open Market Sales Agreement

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of the Company's securities. Also, in February 2022, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may elect to issue and sell, from time to time, shares of Common Stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2024, the Company has not issued any shares of Common Stock under the Sales Agreement.

Liquidity and Capital Resources

The Company believes that based on its current operating plan, its cash and cash equivalents of $81.2 million as of March 31, 2024 will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2024, the Company incurred a net loss of $11.6 million and used $15.0 million of cash in operations. As of March 31, 2024, the Company had an accumulated deficit of $208.9 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of March 31, 2024, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed statement of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period.

These interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 18, 2024 (“Annual Report”).

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

Risks and Uncertainties

Any product candidates developed by the Company will require approvals from the U.S. Food and Drug Administration or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s current and future product candidates will meet desired efficacy and safety requirements to obtain the necessary approvals. If approval is denied or delayed, it may have a material adverse impact on the Company’s business and its financial statements.

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

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in the Annual Report.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the disclosure requirements related to the new standard.

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

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$79,985	$—	$—	$79,985
Total cash equivalents		$79,985	$—	$—	$79,985

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$95,875	$—	$—	$95,875
Total cash equivalents		$95,875	$—	$—	$95,875

There have been no realized gains or losses on available for sale securities for the periods presented. Unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the condensed balance sheets.

There were no investments as of March 31, 2024 and December 31, 2023. No allowance for credit losses has been recognized as of March 31, 2024. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

The estimated fair value of the term loan was $3.2 million and $3.6 million as of March 31, 2024 and December 31, 2023, respectively, and was based on market observable interest rates, a Level 2 input.

The Company did not have any financial liabilities recorded at fair value on a recurring or non-recurring basis as of March 31, 2024 and December 31, 2023.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development expenses	$8,948	$10,832
Accrued compensation and benefits	1,586	3,101
Accrued general and administrative expenses	1,180	416
Lease liabilities, current portion	259	251
Total accrued expenses and other current liabilities	$11,973	$14,600

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

As of March 31, 2024, the carrying value of the Term Loan was $2.9 million, consisting of the outstanding principal under the First Tranche of $3.0 million, less unamortized debt discount and issuance costs of $31 thousand, which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provided for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance is payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of March 31, 2024 and December 31, 2023, the stated interest rate of the Term Loan was 9.0%, respectively.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of March 31, 2024, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of March 31, 2024, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2024 (remaining 9 months)	$1,384
2025	1,714
2026	136
Total	$3,234
Less: interest	(260)
Term loan, gross	$2,974
Less: unamortized debt issuance costs	(31)
Less: term loan, current portion	(1,622)
Term loan, net of current portion	$1,321

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

During each of the three months ended March 31, 2024 and 2023, the Company recognized collaboration revenue of $2.0 million. As of March 31, 2024, deferred revenue was $2.9 million, all of which was current.

8. Capital Structure

Common Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of common stock are entitled to dividends if and when declared by the board of directors of the Company (“Board of Directors”). The holder of each share of common stock is entitled to one vote. As of March 31, 2024, no dividends were declared.

Shares reserved for future issuance

Common Stock reserved for future issuance, on an as converted basis, consisted of the following:

	March 31, 2024	December 31, 2023
Common stock warrants, issued and outstanding	12,687,000	12,687,000
Restricted and performance stock units, issued and outstanding	4,037,200	3,482,663
Stock options, issued and outstanding	3,869,873	4,097,376
Shares available for future issuance under 2020 Equity Incentive Plan	1,673,145	77,631
Shares available for future issuance under 2020 Employee Stock Purchase Plan	1,085,336	675,038
Total shares reserved	23,352,554	21,019,708

9. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$579	$284
General and administrative	983	776
Total stock-based compensation expense	$1,562	$1,060

Restricted Stock Units

During the three months ended March 31, 2024, the Company granted 1,698,400 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $1.59 per unit. RSU grants in the period included 795,350 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones. As of March 31, 2024, the Company had 1,651,262 RSUs outstanding subject to performance-based vesting conditions, of which 1,007,062 RSUs are considered probable of achievement.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(11,625)	$(12,791)
Denominator:
Weighted-average shares of Common Stock outstanding	41,096,231	31,900,160
Net loss per share, basic and diluted	$(0.28)	$(0.40)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	March 31,
	2024	2023
Shares subject to outstanding Standard Warrants	12,687,000	12,687,000
Shares subject to outstanding RSUs	4,037,200	2,373,915
Shares subject to outstanding common stock options	3,869,873	4,045,310
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	107,634	336,704
Total	20,701,707	19,442,929

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024 (the “Annual Report”). Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Spruce,” the “company,” “we,” “our,” “us” or similar terms refer to Spruce Biosciences, Inc.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for rare endocrine disorders with significant unmet medical need. We are initially developing our wholly-owned product candidate, tildacerfont, as the potential first non-steroidal therapy to offer markedly improved disease control and reduced steroid burden for patients suffering from classic congenital adrenal hyperplasia (“CAH”). Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 70 years. Over 200 subjects across nine completed clinical trials to date have been administered tildacerfont with no drug-related serious adverse events (“SAEs”) reported.

We initiated CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in 96 adult patients with classic CAH with highly elevated levels of androstenedione (“A4”) at baseline and reported topline results in March 2024. CAHmelia-203 enrolled 96 subjects with a mean baseline A4 level of 1,151 ng/dL, which is more than five times above the upper limit of normal (“ULN”). The clinical trial did not achieve the primary efficacy endpoint of change in A4 from baseline to week 12. 200mg once daily (“QD”) of tildacerfont demonstrated a placebo-adjusted reduction from baseline in A4 of -2.6% with a non-significant p-value at week 12. Compliance with study medication and glucocorticoid (“GC”) was low with approximately 50% of patients reporting 80% or greater compliance, resulting in lower-than-expected tildacerfont exposure. Tildacerfont was generally safe and well tolerated at all doses, with no treatment-related SAEs. Most adverse events were reported as mild to moderate. Based upon the outcome of the study, we decided to terminate the CAHmelia-203 study.

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic GCs of 37 mg/day of hydrocortisone equivalents. Patients enrolled had a mean A4 level at baseline of 224 ng/dL (approximately the ULN) and 66% of patients enrolled had androgenic control, defined as having A4 values below the ULN at baseline. Topline results from CAHmelia-204 are anticipated in the third quarter of 2024.

We are also investigating tildacerfont for the treatment of classic CAH in children. We believe there is a significant medical need to provide androgen-lowering and glucocorticoid-sparing therapies to pediatric classic CAH patients to reduce the risk of premature puberty and the adverse effects of glucocorticoids, including growth inhibition and short-stature as adults. We initiated CAHptain-205, a Phase 2 open-label clinical trial, which utilizes a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We reported topline results in March 2024. CAHptain-205 enrolled 30 children between two and 17 years of age with a mean baseline GC dose of 14 mg/m2/day and mean baseline A4 level of 372 ng/dL. The study characterized the safety and pharmacokinetic profiles of tildacerfont, as well as changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily GC dose upon A4 normalization. 73% of all patients (22 of 30 patients) met the efficacy endpoint of A4 or GC reduction from baseline at 12 weeks of treatment with tildacerfont. 70% of patients with elevated baseline A4 values (16 of 23 patients) demonstrated an A4 reduction at week 4. Tildacerfont was generally well tolerated at all doses with no treatment-related SAEs reported. Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary pharmacokinetic analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. It is not uncommon for children to require relatively higher doses than adults to achieve optimal exposures of drugs. So, while we are encouraged by the activity observed thus far at suboptimal doses in this Phase 2 dose-ranging study, we plan to continue to evaluate the optimal dose, with topline interim results from additional dose ranging cohorts anticipated in the third quarter of 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2024 and 2023, we incurred net losses of $11.6 million and $12.8 million, respectively, and used $15.0 million and $11.8 million of cash in operations, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $208.9 million and $197.2 million, respectively, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. Since inception through March 31, 2024, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and the $15.0 million upfront payment from Kaken received in April 2023. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $81.2 million and $96.3 million, respectively.

We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2024, we have not issued any shares of common stock under the Sales Agreement.

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

Either party may terminate the Kaken License Agreement (i) in the event the other party shall have materially breached its obligations thereunder and such default shall have continued for a specified period after written notice thereof or (ii) upon the bankruptcy or insolvency of the other party. In addition, we may terminate the Kaken License Agreement upon prior written notice if Kaken ceases all development or commercialization activities for a specified period of time, subject to certain exceptions, or (iii)

challenges the validity, enforceability or scope of any of the patents licensed by us to Kaken under the Kaken License Agreement, subject to certain conditions. Kaken may terminate the Kaken License Agreement at any time for convenience upon prior written notice provided within a specified period of time to us.

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

As of March 31, 2024 and December 31, 2023, the outstanding principal was comprised of $3.0 million and $3.4 million, respectively, under the First Tranche. Repayment of principal under the First Tranche commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As of March 31, 2024, management believes that we are in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

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

Results of Operations

Comparisons of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Collaboration revenue	$2,002	$1,964	$38
Operating expenses:
Research and development	10,317	11,712	(1,395)
General and administrative	4,318	3,451	867
Total operating expenses	14,635	15,163	(528)
Loss from operations	(12,633)	(13,199)	566
Interest expense	(97)	(131)	34
Interest and other income, net	1,105	539	566
Net loss	$(11,625)	$(12,791)	$1,166

Collaboration Revenue

During the three months ended March 31, 2024 and 2023, we recognized $2.0 million, respectively, as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
External expenses:
Clinical development	$6,222	$7,199	$(977)
Manufacturing	561	1,301	(740)
Preclinical studies	3	4	(1)
Other research and development	367	305	62
Internal expenses:
Personnel	3,072	2,820	252
Facilities and other	92	83	9
Total research and development expenses	$10,317	$11,712	$(1,395)

Research and development expenses decreased by $1.4 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The overall decrease in research and development expenses was primarily related to the decrease in clinical development expenses and manufacturing expenses driven by the completion of enrollment in the CAHmelia-203 and CAHmelia-204 studies. This was offset by an increase in personnel related expenses attributable to restructuring charges related to severance and benefits and an increase in other research and development expenses to support clinical development operations. We expect research and development expenses to decrease following the decision to terminate the CAHmelia-203 study.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in professional services, including legal, finance, and accounting and an increase in personnel expenses primarily due to an increase stock-based compensation expense.

Interest Expense

Interest expense was fairly consistent during the three months ended March 31, 2024, compared to the three months ended March 31, 2023 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $0.6 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to higher yield earned on money market fund balances in 2024.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $208.9 million and $197.2 million, respectively. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $81.2 million and $96.3 million, respectively. Since inception through March 31, 2024, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and $15.0 million from the Kaken upfront payment received in April 2023.

We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. In addition, we have streamlined our operations and have implemented cost reduction measures, including termination of the CAHmelia-203 study and a reduction in force of approximately 21 percent, which has extended our cash runway through the end of 2025, beyond topline data readouts for CAHmelia-204 and additional dose ranging data from CAHptain-205.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the “Offering”). We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of March 31, 2024, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

Material Cash Requirements

As of March 31, 2024, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $3.2 million. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Material Agreements — Loan Agreement" above.

As of March 31, 2024, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.4 million.

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

We have also entered into the Lilly License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the Lilly License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. In addition to royalty payments on future sales, we are also required to pay up to an aggregate of $23.0 million upon the achievement of certain milestones. As of March 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of the Lilly License Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — License Agreement with Eli Lilly and Company” above.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(14,958)	$(11,790)	$(3,168)
Net cash provided by investing activities	—	10,484	(10,484)
Net cash (used in) provided by financing activities	(227)	50,529	(50,756)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,185)	$49,223	$(64,408)

Operating Activities

Net cash used in operating activities increased by $3.2 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. There were higher cash payments driven by increased clinical development activities associated with the progression of clinical trials of tildacerfont in adult classic CAH and pediatric classic CAH. Additionally, there were higher personnel-related payments driven by increased stock-based compensation expenses and higher payments for increased professional services, including legal, finance and accounting.

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was nil.

For the three months ended March 31, 2023, net cash provided by investing activities was $10.5 million, consisting of proceeds from maturities of investments of $22.4 million offset by purchases of investments of $11.9 million.

Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $0.2 million, consisting primarily of principal payments on the Term Loan of $0.4 million, offset by proceeds of $0.2 million from stock option exercises.

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report. During the three months ended March 31, 2024, there were no changes to our critical accounting estimates from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2024 consist of $81.2 million in bank deposits and money market funds. Previously, we have held U.S treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of March 31, 2024 and December 31, 2023, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to geopolitical and macroeconomic events. As of March 31, 2024, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States, Europe, or Japan, we may never generate any product revenue. For the three months ended March 31, 2024 and 2023, we reported net losses of $11.6 million and $12.8 million, respectively. As of March 31, 2024, we had an accumulated deficit of $208.9 million.

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

As of March 31, 2024, we had cash and cash equivalents of $81.2 million. In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under the Kaken License Agreement. We believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report.

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

CAHmelia-203 enrolled 96 subjects with a mean baseline androstenedione (“A4”) level of 1,151 ng/dL, which is more than five times above the upper limit of normal (“ULN”). The clinical trial did not achieve the primary efficacy endpoint of change in A4 from baseline to week 12. 200mg once daily (“QD”) of tildacerfont demonstrated a placebo-adjusted reduction from baseline in A4 of -2.6% with a non-significant p-value at week 12. Compliance with study medication and GC was low with approximately 50% of patients reporting 80% or greater compliance, which we believe resulted in lower-than-expected tildacerfont exposure. Tildacerfont was generally safe and well tolerated at all doses, with no treatment-related SAEs. Most adverse events were reported as mild to moderate. As a result of not meeting the primary efficacy endpoint, we have terminated the CAHmelia-203 study.

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic GCs of 37 mg/day of hydrocortisone equivalents. Patients were enrolled with a mean A4 level at baseline of 224 ng/dL (approximately the ULN) and 66% of patients were enrolled with androgenic control, defined as having A4 values below the ULN at baseline. Although we have terminated the CAHmelia-203 trial, we believe the differentiated patient population between CAHmelia-203 and CAHmelia-204 supports our decision to continue with the CAHmelia-204 trial until topline results are available in the third quarter of 2024. However, our belief about the differentiated patient population may be incorrect and the CAHmelia-204 trial may similarly fail to meet its primary efficacy endpoint, which would result in significant financial and development setbacks.

In addition, we are investigating tildacerfont for the treatment of classic CAH in children. We initiated CAHptain-205, a Phase 2 open-label clinical trial, which utilizes a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics of tildacerfont in children two to 17 years of age with classic CAH. We reported topline results in March 2024. CAHptain-205 enrolled 30 children between two and 17 years of age with a mean baseline GC dose of 14 mg/m2/day and mean baseline A4 level of 372 ng/dL. The study characterized the safety and pharmacokinetic profiles of tildacerfont, as well as changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily GC dose upon A4 normalization. 73% of all patients (22 of 30 patients) met the efficacy endpoint of A4 or GC reduction from baseline at 12 weeks of treatment with tildacerfont. 70% of patients with elevated baseline A4 values (16 of 23 patients) demonstrated an A4 reduction at week 4. Tildacerfont was generally well tolerated at all doses with no treatment-related SAEs reported. Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary pharmacokinetic analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. It is not uncommon for children to require relatively higher doses than adults to achieve optimal exposures of drugs. While we are encouraged by the activity observed thus far at suboptimal doses in this Phase 2 dose-ranging study, we plan to continue to evaluate the optimal dose, with topline interim results from additional dose ranging cohorts anticipated in the third quarter of 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the FDA and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH.

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
▪
receipt of marketing approvals from applicable regulatory authorities, including one or more new drug applications (“NDAs”) from the FDA, and maintaining such approvals;
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

Use of tildacerfont or any future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of tildacerfont and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by tildacerfont and any future product candidates could cause us or regulatory authorities to interrupt, delay, terminate or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 200 subjects across nine completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase (“ALT”) between five and nine times the ULN, elevations in aspartate aminotransferase (“AST”) less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. No cases of liver enzyme elevations above three times the ULN were observed in any patient receiving total daily doses of 600mg, which is approximately three times the proposed therapeutic dose for adults with classic CAH, and below. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for tildacerfont for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Furthermore, if tildacerfont and any future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product candidate, a number of potentially significant negative consequences could result, including:

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

One of our strategies is to pursue clinical development of tildacerfont in additional endocrine disorders, including, but not limited to, pediatric classic CAH and females with PCOS. The endocrine disorders we are targeting are all rare disorders and, as a result, the market size for the treatment of patients with such disorders is limited. In addition, CRF1 receptor antagonism may not be an appropriate or effective mechanism in indications where disease biology supports a need to reduce ACTH. Due to these factors, our ability to grow revenue may be dependent on our ability to successfully develop and commercialize tildacerfont for the treatment of additional indications. Developing, obtaining regulatory approval, and commercializing tildacerfont for additional indications will require substantial additional funding and is prone to the risks of failure inherent in drug development. We may not be able to successfully advance any of these indications through the development process. Even if we receive regulatory approval to market tildacerfont for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize tildacerfont for these additional indications, our commercial opportunity may be limited.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2024, we had 22 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a term loan (the “Term Loan”) with SVB. In April 2020, we entered into a deferral agreement with SVB (the “Deferral Agreement”), whereby we and SVB agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with SVB (the “First Amendment”), which increased the aggregate principal amount of the Term Loan commitment by SVB to up to $30.0 million. In May 2022, we entered into the Second Amendment with SVB (the “Second Amendment”), which amended the milestone upon which the Second Tranche commitment of

$10.0 million would become available. As of March 31, 2024, we had $3.0 million outstanding under the Loan Agreement. Repayment of principal commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*

In the ordinary course of our business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data including in the context of clinical trials), intellectual property, and trade secrets (collectively, sensitive data). As a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to physical or electronic break-ins, social engineering attempts (including through deep fakes, phishing and spam emails), malicious code (such as computer viruses and worms), malware (including as a result of advanced persistent intrusions), ransomware attacks, natural disasters, terrorism, war, server malfunctions, telecommunication and electrical failure, denial of service attacks (such as credential stuffing attacks), credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, attacks enhanced or facilitated by AI and other similar threats.

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

In addition, our relationship with the third parties with whom we work could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, third-party research institution collaborators and other third parties to conduct clinical trials, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, in our information systems (such as our hardware and/or software, including that of third parties with whom we work. We may not detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, alteration, encryption, access to, use or disclosure of, corruption of, or loss of sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

If we or the third parties with whom we work experience a security incident, applicable data privacy and security obligations may require us to notify relevant stakeholders, such as consumers, partners, collaborators, government authorities, and the media. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as significant liabilities, regulatory and enforcement actions (including investigations, fines, penalties, audits and inspections), reputational damage, additional reporting requirements and/or oversight, restrictions on processing sensitive data (including personal data), litigation, indemnification obligations, negative publicity, monetary fund diversions, interruptions in our operations (including availability of data), diversion of management attention, financial loss, and other harms. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Additionally, the development and commercialization of tildacerfont could be delayed.

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

We and the third parties with whom we work are subject to stringent and evolving obligations related to data privacy and security. These obligations include U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; and policies. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions (which could include civil or criminal penalties); private litigation, (including class-action claims) and mass arbitration demands; disruptions to our business operations; adverse publicity; and other adverse consequences that could negatively affect our operating results and business.*

We and the third parties with whom we work may be subject to federal, state, local, and foreign data privacy and security laws and regulations, as well as other rules, standards, policies and contractual or other obligations, relating to the processing of personal data, including data we collect about trial participants in connection with clinical trials. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with any such obligations, this could result in enforcement actions that could include investigations, fines, penalties, audits and inspections, litigation (including class-action claims) and arbitration, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data, or orders to destroy or not use personal data.

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

Other states, such as Virginia, Colorado, Connecticut and Utah have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. The CCPA and other U.S. state comprehensive privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security, including our processing of personal data. For example, our processing of personal data is or may become subject in certain circumstances to the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”). Each of these regulations requires stringent standards of data privacy and security concerning personal data and potentially significant sanctions. For example, under GDPR, companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 20 million Euros under the EU GDPR. 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries outside Europe. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States and other

‘inadequate’ countries in compliance with GDPR, such as the European Commission’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework and/or Extension), these mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully transfer personal data to the United States. If there is no lawful manner for us transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with certain collaborators, partners, vendors and other third parties with whom we work, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, patients about whom we or the third parties with whom we work to obtain information, as well as the third parties with whom we work who share this information with us, may contractually limit our ability to use and disclose the information. We also publish privacy policies and other statements regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and individuals’ data privacy and security expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Compliance with data privacy and security obligations could require us to take on more onerous requirements in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or the third parties with whom we work ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to differing applications and interpretations which may be inconsistent or conflict among jurisdictions.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2023 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of March 31, 2024, we recorded a full valuation allowance on our net deferred tax assets.

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

Risks Related to Ownership of Our Common Stock

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.*

On April 26, 2024, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until July 30, 2024, to regain compliance with Nasdaq’s bid price requirement. If, at any time before October 23, 2024, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules.

If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2024 to May 9, 2024 has ranged from a low of $0.69 to a high of $5.49. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2024, there were 41,154,799 shares of our common stock outstanding.

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

Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

SPRUCE BIOSCIENCES, INC.

Date: May 13, 2024	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)