Form 10-Q
period 2024-06-30
SPRUCE BIOSCIENCES, INC.
filed 2024-08-12
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 41,302,599 shares of common stock, $0.0001 par value per share, outstanding.

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
▪
We may not be successful in our efforts to expand our pipeline by in-licensing or acquiring development stage assets or programs or identifying additional indications and formulations for which to investigate tildacerfont in the future. We may expend our limited resources to pursue a particular indication or formulation for tildacerfont and fail to capitalize on product candidates, indications, or formulations that may be more profitable or for which there is a greater likelihood of success.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$69,683	$96,339
Prepaid expenses	2,698	3,876
Other current assets	1,531	1,968
Total current assets	73,912	102,183
Right-of-use assets	1,060	1,181
Other assets	547	582
Total assets	$75,519	$103,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$682	$3,332
Accrued expenses and other current liabilities	10,683	14,600
Term loan, current portion	1,622	1,622
Deferred revenue, current portion	1,298	4,911
Total current liabilities	14,285	24,465
Lease liabilities, net of current portion	880	1,019
Term loan, net of current portion	923	1,717
Other liabilities	262	236
Total liabilities	16,350	27,437
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 41,302,599 and 41,029,832 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	277,203	273,737
Accumulated deficit	(218,038)	(197,232)
Total stockholders’ equity	59,169	76,509
Total liabilities and stockholders’ equity	$75,519	$103,946

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$1,610	$2,165	$3,612	$4,129
Operating expenses:
Research and development	8,090	13,126	18,407	24,838
General and administrative	3,556	3,011	7,874	6,462
Total operating expenses	11,646	16,137	26,281	31,300
Loss from operations	(10,036)	(13,972)	(22,669)	(27,171)
Interest expense	(83)	(127)	(180)	(258)
Interest income and other expense, net	938	1,275	2,043	1,814
Net loss	(9,181)	(12,824)	(20,806)	(25,615)
Other comprehensive gain, net of tax:
Unrealized gain on available for sale securities	—	133	—	503
Total comprehensive loss	$(9,181)	$(12,691)	$(20,806)	$(25,112)
Net loss per share, basic and diluted	$(0.22)	$(0.32)	$(0.51)	$(0.71)
Weighted-average shares of common stock outstanding, basic and diluted	41,163,209	40,547,925	41,129,719	36,247,931

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2024	41,154,799	$4	$275,477	$—	$(208,857)	$66,624
Issuance of common stock related to employee stock purchase plan	118,534	—	52	—	—	52
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	29,266	—	(11)	—	—	(11)
Stock-based compensation	—	—	1,685	—	—	1,685
Net loss	—	—	—	—	(9,181)	(9,181)
Balance as of June 30, 2024	41,302,599	$4	$277,203	$—	$(218,038)	$59,169

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2024	41,029,832	$4	$273,737	$—	$(197,232)	$76,509
Exercise of common stock options	120,328	—	180	—	—	180
Issuance of common stock related to employee stock purchase plan	118,534	—	52	—	—	52
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	33,905	—	(13)	—	—	(13)
Stock-based compensation	—	—	3,247	—	—	3,247
Net loss	—	—	—	—	(20,806)	(20,806)
Balance as of June 30, 2024	41,302,599	$4	$277,203	$—	$(218,038)	$59,169

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance as of March 31, 2023	39,746,116	$4	$270,285	$(188)	$(162,104)	$107,997
Exercise of pre-funded warrants	800,000	—	8	—	—	8
Issuance of common stock related to employee stock purchase plan	102,984	—	99	—	—	99
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	61,592	—	(71)	—	—	(71)
Stock-based compensation	—	—	1,219	—	—	1,219
Unrealized gain on available for sale securities	—	—	—	133	—	133
Net loss	—	—	—	—	(12,824)	(12,824)
Balance as of June 30, 2023	40,710,692	$4	$271,540	$(55)	$(174,928)	$96,561

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance as of January 1, 2023	23,601,004	$3	$218,354	$(558)	$(149,313)	$68,486
Exercise of pre-funded warrants	800,000	—	8	—	—	8
Issuance of common stock related to employee stock purchase plan	102,984	—	99	—	—	99
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	90,704	—	(94)	—	—	(94)
Issuance of common stock and warrants, net of offering costs of $2,721	16,116,000	1	50,894	—	—	50,895
Stock-based compensation	—	—	2,279	—	—	2,279
Unrealized gain on available for sale securities	—	—	—	503	—	503
Net loss	—	—	—	—	(25,615)	(25,615)
Balance as of June 30, 2023	40,710,692	$4	$271,540	$(55)	$(174,928)	$96,561

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(20,806)	$(25,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,247	2,279
Depreciation and amortization	27	37
Net accretion of discount on available-for-sale securities	—	(432)
Non-cash lease expense	121	114
Loss on disposal of property and equipment	2	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	727	709
Other assets	73	145
Accounts payable	(2,650)	(481)
Accrued expenses and other current liabilities	(3,079)	2,656
Deferred revenue	(3,613)	10,871
Other liabilities	(113)	(82)
Net cash used in operating activities	(26,064)	(9,797)
Cash flows from investing activities
Proceeds from maturities of investments	—	44,365
Purchases of investments	—	(11,881)
Net cash provided by investing activities	—	32,484
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	—	53,616
Proceeds from exercise of common stock options	180	—
Proceeds from issuance of common stock related to employee stock purchase plan	52	99
Proceeds from exercise of pre-funded warrants	—	8
Payment of offering costs	—	(2,721)
Repayment of term loan	(811)	(811)
Tax withholding payments on restricted stock units	(13)	(94)
Net cash (used in) provided by financing activities	(592)	50,097
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,656)	72,784
Cash, cash equivalents, and restricted cash at beginning of period	96,374	24,732
Cash, cash equivalents, and restricted cash at end of period	$69,718	$97,516
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$69,683	$97,482
Restricted cash, long-term (included in other assets)	35	34
Total cash, cash equivalents, and restricted cash	$69,718	$97,516

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (the “Company”) is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for endocrine and neurological disorders with significant unmet medical need. The Company is developing its product candidate, tildacerfont, a second-generation CRF1 receptor antagonist, for the treatment of classic congenital adrenal hyperplasia (“CAH”), polycystic ovary syndrome (“PCOS”), and major depressive disorder (“MDD”). The Company is located in South San Francisco, California and was incorporated in the state of Delaware in April 2016.

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

Open Market Sales Agreement

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of the Company's securities. Also, in February 2022, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may elect to issue and sell, from time to time, shares of Common Stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2024, the Company has not issued any shares of Common Stock under the Sales Agreement.

Liquidity and Capital Resources

The Company believes that based on its current operating plan, its cash and cash equivalents of $69.7 million as of June 30, 2024 will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2024, the Company incurred a net loss of $20.8 million and used $26.1 million of cash in operations. As of June 30, 2024, the Company had an accumulated deficit of $218.0 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of June 30, 2024, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed statement of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period.

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

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies described in the Annual Report.

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

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$66,927	$—	$—	$66,927
Total cash equivalents		$66,927	$—	$—	$66,927

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$95,875	$—	$—	$95,875
Total cash equivalents		$95,875	$—	$—	$95,875

There have been no realized gains or losses on available for sale securities for the periods presented. Unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the condensed balance sheets.

There were no available for sale securities as of June 30, 2024 and December 31, 2023. No allowance for credit losses has been recognized as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

The estimated fair value of the term loan was $2.8 million and $3.6 million as of June 30, 2024 and December 31, 2023, respectively, and was based on market observable interest rates, a Level 2 input.

The Company did not have any financial liabilities recorded at fair value on a recurring or non-recurring basis as of June 30, 2024 and December 31, 2023.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development expenses	$7,864	$10,832
Accrued compensation and benefits	1,736	3,101
Accrued general and administrative expenses	816	416
Lease liabilities, current portion	267	251
Total accrued expenses and other current liabilities	$10,683	$14,600

Accrued research and development expenses were primarily related to clinical trials.

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

As of June 30, 2024, the carrying value of the Term Loan was $2.5 million, consisting of the outstanding principal under the First Tranche of $2.6 million, less unamortized debt discount and issuance costs of $23 thousand, which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provided for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance is payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of June 30, 2024 and December 31, 2023, the stated interest rate of the Term Loan was 9.0%.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of June 30, 2024, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of June 30, 2024, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2024 (remaining 6 months)	$913
2025	1,714
2026	136
Total	$2,763
Less: interest	(195)
Term loan, gross	$2,568
Less: unamortized debt issuance costs	(23)
Less: term loan, current portion	(1,622)
Term loan, net of current portion	$923

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

Kaken Pharmaceutical Co, Ltd.

In January 2023, the Company entered into a collaboration and license agreement (the “Kaken License Agreement”) with Kaken Pharmaceutical Co, Ltd. (“Kaken”). Under the terms of the Kaken License Agreement, the Company granted to Kaken the exclusive right to develop, manufacture and commercialize the Company’s product candidate, tildacerfont, for the treatment of CAH in Japan. Pursuant to the Kaken License Agreement, Kaken will be responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. The Company will retain all rights to tildacerfont in all other geographies.

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

During the three months ended June 30, 2024 and 2023, the Company recognized collaboration revenue of $1.6 million and $2.2 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized collaboration revenue of $3.6 million and $4.1 million, respectively, As of June 30, 2024, deferred revenue was $1.3 million, all of which was current.

HMNC Holding GmbH

In May 2024, the Company entered into a license, development and option agreement (the “HMNC Agreement”) with HMNC Holding GmbH (“HMNC”). Under the terms of the HMNC Agreement, HMNC will fund and conduct a Phase 2 proof-of-concept study of tildacerfont in MDD patients, who will be screened using Cortibon Genetic Selection Tool (“Cortibon”), HMNC’s proprietary genetic selection tool.

The Company has an option to in-license exclusive worldwide rights to Cortibon after completion of the study, if results are positive. If the Company exercises its option, it will be responsible for the future worldwide development and commercialization of tildacerfont and Cortibon for the treatment of MDD under a collaboration framework that leverages HMNC’s ongoing expertise in precision psychiatry and companion diagnostics. Pursuant to the license terms, HMNC would be entitled to receive certain milestone payments and tiered royalties on net sales of tildacerfont in MDD.

No amounts were paid to the Company during any of the periods presented, nor were due as of such dates pursuant to the HMNC Agreement.

8. Capital Structure

Common Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share. Holders of common stock are entitled to dividends if and when declared by the board of directors of the Company (“Board of Directors”). The holder of each share of common stock is entitled to one vote. As of June 30, 2024, no dividends were declared.

Shares reserved for future issuance

Common Stock reserved for future issuance, on an as converted basis, consisted of the following:

	June 30, 2024	December 31, 2023
Standard Warrants, issued and outstanding	12,687,000	12,687,000
Restricted stock units, issued and outstanding	3,991,700	3,482,663
Common stock options, issued and outstanding	3,863,372	4,097,376
Shares available for future issuance under 2020 Equity Incentive Plan	1,542,110	77,631
Shares available for future issuance under 2020 Employee Stock Purchase Plan	966,802	675,038
Total shares reserved	23,050,984	21,019,708

9. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$684	$505	$1,263	$790
General and administrative	1,001	714	1,984	1,489
Total stock-based compensation expense	$1,685	$1,219	$3,247	$2,279

During the six months ended June 30, 2024, the Company granted stock options covering 210,000 shares with an immaterial weighted-average grant date fair value per option.

Restricted Stock Units

During the six months ended June 30, 2024, the Company granted 1,698,400 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $1.59 per unit. RSU grants in the period included 795,350 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones. As of June 30, 2024, the Company had 1,525,150 RSUs outstanding subject to performance-based vesting conditions, of which 880,950 RSUs are considered probable of achievement.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(9,181)	$(12,824)	$(20,806)	$(25,615)
Denominator:
Weighted-average shares of common stock outstanding	41,163,209	40,547,925	41,129,719	36,247,931
Net loss per share, basic and diluted	$(0.22)	$(0.32)	$(0.51)	$(0.71)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	June 30,
	2024	2023
Shares subject to outstanding Standard Warrants	12,687,000	12,687,000
Shares subject to outstanding RSUs	3,991,700	2,707,975
Shares subject to outstanding common stock options	3,863,372	4,292,447
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	246,910	271,008
Total	20,788,982	19,958,430

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for endocrine and neurological disorders with significant unmet medical need. We are developing our product candidate, tildacerfont, an oral antagonist of the CRF1 receptor, which is the receptor for corticotropin-releasing factor (“CRF”), for the treatment of classic congenital adrenal hyperplasia (“CAH”), polycystic ovary syndrome (“PCOS”), and major depressive disorder (“MDD”). Over 400 subjects across ten completed clinical trials to date have been administered tildacerfont with no drug-related serious adverse events (“SAEs”) reported.

Classic CAH is a serious and life-threatening disease with no known novel therapies approved in approximately 70 years. In March 2024, we reported topline results for CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH and highly elevated levels of androstenedione (“A4”) at baseline. CAHmelia-203 enrolled 96 subjects with a mean baseline A4 level of 1,151 ng/dL, which is more than five times above the upper limit of normal (“ULN”). The clinical trial did not achieve the primary efficacy endpoint of change in A4 from baseline to week 12. 200mg once daily (“QD”) of tildacerfont demonstrated a placebo-adjusted reduction from baseline in A4 of -2.6% with a non-significant p-value at week 12. Compliance with study medication and glucocorticoid (“GC”) was low with approximately 50% of patients reporting 80% or greater compliance, resulting in lower-than-expected tildacerfont exposure. Tildacerfont was generally safe and well tolerated at all doses, with no treatment-related SAEs. Most adverse events were reported as mild to moderate. Based upon the outcome of the study, we terminated the CAHmelia-203 study.

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic GCs of 37 mg/day of hydrocortisone equivalents. Patients enrolled had a mean A4 level at baseline of 224 ng/dL (approximately the ULN) and 66% of patients enrolled had androgenic control, defined as having A4 values below the ULN at baseline. Topline results from CAHmelia-204 are anticipated in the fourth quarter of 2024.

We are also investigating tildacerfont for the treatment of classic CAH in children. We initiated CAHptain-205, a Phase 2 open-label clinical trial, which initially utilized a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics (“PK”) of tildacerfont in pediatric patients two to 17 years of age with classic CAH. The study characterized the safety and pharmacokinetic profiles of tildacerfont, as well as changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily GC dose upon A4 normalization. In March 2024, we reported topline results from the first three cohorts of the clinical trial, which included 30 children between two and 17 years of age with a mean baseline GC dose of 14 mg/m2/day and mean baseline A4 level of 372 ng/dL. 73% of all patients (22 of 30 patients) met the efficacy endpoint of A4 or GC reduction from baseline at 12 weeks of treatment with tildacerfont. 70% of patients with elevated baseline A4 values (16 of 23 patients) demonstrated an A4 reduction at week 4. Tildacerfont was generally well tolerated at all doses with no treatment-related SAEs reported.

Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary PK analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. The clinical trial was amended to include additional dose ranging cohorts in adults, adolescents and children. The maximum planned dose is 400mg BID, subject to adjustment based on safety and PK data obtained during the clinical trial. Dosing will initiate at 200mg BID in adults and adolescents. All cohorts administered doses above 200mg BID will be adaptive, so that the determination to initiate a cohort, and at what increased dose, may be determined by the sponsor, within the guidelines of the protocol, based on recommendations by an independent Data Monitoring Committee and emerging safety and exposure data. Individual and study stopping criteria will further ensure safety of the participants. Topline results from these additional dose ranging cohorts in adults, adolescents, and children are anticipated in the fourth quarter of 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH. We have also submitted a pediatric investigational plan (“PIP”) to the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Beyond classic CAH, we believe tildacerfont has potential utility in PCOS, and in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone (“ACTH”). PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. In June 2024, we presented results from POWER, a Phase 2 proof-of-concept, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (“DHEAS”) levels at baseline. In women with elevated baseline DHEAS, a significant reduction in DHEAS versus placebo was observed (p = 0.020). In study participants, a significant increase in sex hormone binding globulin (“SHBG”) versus placebo was also observed (p = 0.012). The Phase 2 study was not powered to test for statistical significance on the primary endpoint. However, the lowering of DHEAS, an adrenal androgen precursor, observed with 12-week exposure, suggests that tildacerfont may be of therapeutic benefit for some women with PCOS. Additionally, the observed increase in SHBG may potentially result in lower levels of free, bioactive sex hormones such as testosterone. Tildacerfont was well-tolerated with no safety signals observed. The majority of adverse events were mild to moderate. No SAEs were reported. We are currently evaluating strategic collaboration opportunities for the development and commercialization of tildacerfont for the treatment of PCOS.

In May 2024, we entered into a license, development and option agreement (the “HMNC Agreement”) with HMNC Holding GmbH (“HMNC”). Under the terms of the HMNC Agreement, HMNC will fund and conduct a Phase 2 proof-of-concept study of tildacerfont in MDD patients, who will be screened using Cortibon Genetic Selection Tool (“Cortibon”), HMNC’s proprietary genetic selection tool. Abnormal CRF neurotransmission and CRF1 receptor signal transduction has been proposed to be a critical mechanism for stress pathophysiology that leads to major depression. Markers of hyperactive brain CRF neurotransmission, including abnormally high cerebrospinal fluid (“CSF”) levels of CRF and aberrant functioning of the hypothalamic–pituitary-adrenal (“HPA”) axis, are present in major depression. The CRF1 receptor is abundantly expressed in the brain and pituitary gland, where it is the primary regulator of the HPA axis. By blocking the CRF1 receptor, tildacerfont has the potential to address hyperactive brain CRF neurotransmission and aberrant functioning of the HPA axis in patients with MDD. Additionally, by utilizing genetic markers, Cortibon aims to identify MDD patients who are more likely to respond to CRF1 receptor antagonism, thereby enhancing treatment outcomes and reducing the trial-and-error period typical in depression treatment. We have an option to in-license exclusive worldwide rights to Cortibon after completion of the study, if results are positive. If we exercise our option, we will be responsible for the future worldwide development and commercialization of tildacerfont and Cortibon for the treatment of MDD under a collaboration framework that leverages HMNC’s ongoing expertise in precision psychiatry and companion diagnostics. Pursuant to the license terms, HMNC would be entitled to receive certain milestone payments and tiered royalties on net sales of tildacerfont in MDD.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2024 and 2023, we incurred net losses of $20.8 million and $25.6 million, respectively, and used $26.1 million and $9.8 million of cash in operations, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $218.0 million and $197.2 million, respectively, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

Since inception through June 30, 2024, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our initial public offering (“IPO”) in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and the $15.0 million upfront payment from Kaken received in April 2023. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $69.7 million and $96.3 million, respectively.

We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

▪
advance tildacerfont through our ongoing clinical trials in adult and pediatric patients with classic CAH;
▪
advance clinical development of tildacerfont in additional indications, including PCOS and MDD;
▪
pursue regulatory approvals of tildacerfont in patients with classic CAH, PCOS, and MDD;
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

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2024, we have not issued any shares of common stock under the Sales Agreement.

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

As of June 30, 2024 and December 31, 2023, the outstanding principal was comprised of $2.6 million and $3.4 million, respectively, under the First Tranche. Repayment of principal under the First Tranche commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As of June 30, 2024, management believes that we are in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

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

Results of Operations

Comparisons of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$1,610	$2,165	$(555)
Operating expenses:
Research and development	8,090	13,126	(5,036)
General and administrative	3,556	3,011	545
Total operating expenses	11,646	16,137	(4,491)
Loss from operations	(10,036)	(13,972)	3,936
Interest expense	(83)	(127)	44
Interest and other income, net	938	1,275	(337)
Net loss	$(9,181)	$(12,824)	$3,643

Collaboration Revenue

During the three months ended June 30, 2024 and 2023, we recognized $1.6 million and $2.2 million, respectively, as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
External expenses:
Clinical development	$5,238	$8,218	$(2,980)
Manufacturing	231	1,004	(773)
Preclinical studies	13	444	(431)
Other research and development	189	425	(236)
Internal expenses:
Personnel	2,339	2,947	(608)
Facilities and other	80	88	(8)
Total research and development expenses	$8,090	$13,126	$(5,036)

Research and development expenses decreased by $5.0 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The overall decrease in research and development expenses was primarily related to the decrease in clinical development expenses and manufacturing expenses driven by the termination of the CAHmelia-203 study, completion of the POWER study, and the completion of enrollment in the CAHmelia-204 study, partially offset by an increase related to additional dose ranging cohorts in the CAHptain-205 clinical trial. There was also a decrease in personnel related expenses due to a decrease in headcount. We expect research and development expenses to decrease following the termination of the CAHmelia-203 clinical trial.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase in professional services, including legal, finance, and accounting and an increase in personnel expenses due to an increase in stock-based compensation expense.

Interest Expense

Interest expense was fairly consistent during the three months ended June 30, 2024, compared to the three months ended June 30, 2023 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net decreased by $0.3 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily due to lower average daily balances on cash and cash equivalents for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparisons of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$3,612	$4,129	$(517)
Operating expenses:
Research and development	18,407	24,838	(6,431)
General and administrative	7,874	6,462	1,412
Total operating expenses	26,281	31,300	(5,019)
Loss from operations	(22,669)	(27,171)	4,502
Interest expense	(180)	(258)	78
Interest and other income, net	2,043	1,814	229
Net loss	$(20,806)	$(25,615)	$4,809

Collaboration Revenue

During the six months ended June 30, 2024 and 2023, we recognized $3.6 million and $4.1 million, respectively, as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
External expenses:
Clinical development	$11,460	$15,417	$(3,957)
Manufacturing	792	2,305	(1,513)
Preclinical studies	16	448	(432)
Other research and development	556	730	(174)
Internal expenses:
Personnel	5,411	5,767	(356)
Facilities and other	172	171	1
Total research and development expenses	$18,407	$24,838	$(6,431)

Research and development expenses decreased by $6.4 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The overall decrease in research and development expenses was primarily related to the decrease in clinical development expenses and manufacturing expenses driven by the termination of the CAHmelia-203 study, completion of the POWER study, and the completion of enrollment in the CAHmelia-204 study, partially offset by an increase related to additional dose ranging cohorts in the CAHptain-205 clinical trial. There was also a decrease in personnel related expenses due to a decrease in headcount. We expect research and development expenses to decrease following the termination of the CAHmelia-203 clinical trial.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase in professional services, including legal, finance, and accounting and an increase in personnel expenses due to an increase in stock-based compensation expense.

Interest Expense

Interest expense was fairly consistent during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $0.2 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to higher yield earned on money market fund balances in 2024.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $218.0 million and $197.2 million, respectively. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $69.7 million and $96.3 million, respectively. Since inception through June 30, 2024, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and $15.0 million from the Kaken upfront payment received in April 2023.

We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. In addition, we have streamlined our operations and have implemented cost reduction measures, including termination of the CAHmelia-203 study and a reduction in force of approximately 21% in March 2024, which has extended our cash runway through the end of 2025, beyond topline data readouts for CAHmelia-204 and additional dose ranging data from CAHptain-205.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the “Offering”). We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of June 30, 2024, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, tildacerfont or any of our future product candidates. We expect our research and development expenses to increase significantly in the foreseeable future as we continue to invest in research and development activities related to developing tildacerfont, as tildacerfont continues advancing in studies for the treatment of classic CAH in adult and pediatric patients, as we conduct clinical trials of tildacerfont in additional indications beyond classic CAH, as we seek regulatory approvals for tildacerfont, and incur expenses associated with hiring additional personnel to support our research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, the successful development of tildacerfont is highly uncertain, and we may never succeed in achieving regulatory approval for tildacerfont in classic CAH in adult and pediatric patients or other indications.

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
▪
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
▪
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including the wars in Ukraine and Israel and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

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

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic events, the wars in Ukraine and Israel and related sanctions, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Material Cash Requirements

As of June 30, 2024, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $2.8 million. For a description of the terms of the Loan Agreement, see the section titled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations —Material Agreements — Loan Agreement” above.

As of June 30, 2024, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.3 million.

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

We have also entered into the Lilly License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the Lilly License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. In addition to royalty payments on future sales, we are also required to pay up to an aggregate of $23.0 million upon the achievement of certain milestones. As of June 30, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of the Lilly License Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — License Agreement with Eli Lilly and Company” above.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(26,064)	$(9,797)	$(16,267)
Net cash provided by investing activities	—	32,484	(32,484)
Net cash (used in) provided by financing activities	(592)	50,097	(50,689)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(26,656)	$72,784	$(99,440)

Operating Activities

Net cash used in operating activities increased by $16.3 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to the receipt of the $15.0 million upfront payment from Kaken in April 2023.

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was nil.

For the six months ended June 30, 2023, net cash provided by investing activities was $32.5 million consisting of proceeds from maturities of investments of $44.4 million offset by purchases of investments of $11.9 million.

Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was $0.6 million, consisting primarily of principal payments on the Term Loan of $0.4 million, offset by proceeds of $0.2 million from stock option exercises.

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report. During the six months ended June 30, 2024, there were no changes to our critical accounting estimates from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2024 consist of $69.7 million in bank deposits and money market funds. Previously, we have held U.S treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of June 30, 2024 and December 31, 2023, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to geopolitical and macroeconomic events. As of June 30, 2024, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States, Europe, or Japan, we may never generate any product revenue. For the six months ended June 30, 2024 and 2023, we reported net losses of $20.8 million and $25.6 million, respectively. As of June 30, 2024, we had an accumulated deficit of $218.0 million.

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

As of June 30, 2024, we had cash and cash equivalents of $69.7 million. In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under the Kaken License Agreement. We believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report.

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

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, the ongoing wars in Ukraine and Israel and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for tildacerfont and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to tildacerfont and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We currently depend entirely on the success of tildacerfont, which is our only product candidate. If we are unable to advance tildacerfont in clinical development, obtain regulatory approval, and ultimately commercialize tildacerfont, or experience significant delays in doing so, our business will be materially harmed.*

We currently only have one product candidate, tildacerfont, and our business and future success depends entirely on our ability to develop, obtain regulatory approval for, and then successfully commercialize, tildacerfont, which is currently in clinical development for adult and pediatric patients with classic CAH. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development that may be able to better sustain failure of a lead product candidate.

In March 2024, we reported topline results CAHmelia-203, a placebo-controlled, double-blind Phase 2b clinical trial in adult patients with classic CAH and highly elevated levels of androstenedione (“A4”) at baseline. CAHmelia-203 enrolled 96 subjects with a mean baseline A4 level of 1,151 ng/dL, which is more than five times above the upper limit of normal (“ULN”). The clinical trial did not achieve the primary efficacy endpoint of change in A4 from baseline to week 12. 200mg once daily (“QD”) of tildacerfont demonstrated a placebo-adjusted reduction from baseline in A4 of -2.6% with a non-significant p-value at week 12. Compliance with study medication and glucocorticoid (“GC”) was low with approximately 50% of patients reporting 80% or greater compliance, resulting in lower-than-expected tildacerfont exposure. Tildacerfont was generally safe and well tolerated at all doses, with no treatment-related SAEs. Most adverse events were reported as mild to moderate. Based upon the outcome of the study, we terminated the CAHmelia-203 study.

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic GCs of 37 mg/day of hydrocortisone equivalents. Patients were enrolled with a mean A4 level at baseline of 224 ng/dL (approximately the ULN) and 66% of patients were enrolled with androgenic control, defined as having A4 values below the ULN at baseline. Although we have terminated the CAHmelia-203 trial, we believe the differentiated patient population between CAHmelia-203 and CAHmelia-204 supports our decision to continue with the CAHmelia-204 trial until topline results are available in the fourth quarter of 2024. However, our belief about the differentiated patient population may be incorrect and the CAHmelia-204 trial may similarly fail to meet its primary efficacy endpoint, which would result in significant financial and development setbacks.

We are also investigating tildacerfont for the treatment of classic CAH in children. We initiated CAHptain-205, a Phase 2 open-label clinical trial, which initially utilized a sequential three cohort design, to evaluate the safety, efficacy, and pharmacokinetics (“PK”) of tildacerfont in pediatric patients two to 17 years of age with classic CAH. The study characterized the safety and pharmacokinetic profiles of tildacerfont, as well as changes in androgen levels over 12 weeks of treatment, and the ability to reduce daily GC dose upon A4 normalization. In March 2024, we reported topline results from the first three cohorts of the clinical trial, which included 30 children between two and 17 years of age with a mean baseline GC dose of 14 mg/m2/day and mean baseline A4 level of 372 ng/dL. 73% of all patients (22 of 30 patients) met the efficacy endpoint of A4 or GC reduction from baseline at 12 weeks of treatment with tildacerfont. 70% of patients with elevated baseline A4 values (16 of 23 patients) demonstrated an A4 reduction at week 4. Tildacerfont was generally well tolerated at all doses with no treatment-related SAEs reported.

Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary pharmacokinetic analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. The clinical trial was amended to include additional dose ranging cohorts in adults, adolescents, and children. The maximum planned dose is 400mg BID, subject to adjustment based on safety and PK data obtained during the clinical trial. Dosing will initiate at 200mg BID in adults and adolescents. All cohorts administered doses above 200mg BID will be adaptive, so that the determination to initiate a cohort, and at what increased dose, may be determined by the Sponsor, within the guidelines of the protocol, based on recommendations by an independent Data Monitoring Committee and emerging safety and exposure data. Individual and study stopping criteria will further ensure safety of the participants. Topline results from these additional dose ranging cohorts in adults, adolescents, and children are anticipated in the fourth quarter of 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH. We have also submitted a pediatric investigational plan (“PIP”) to the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

Beyond classic CAH, we believe tildacerfont has potential utility in polycystic ovary syndrome (“PCOS”), and in a range of diseases where the underlying biology supports a need to reduce excess secretion of or hyperresponsiveness to adrenocorticotropic hormone (“ACTH”). PCOS is a hormonal disorder common among females of reproductive age affecting nearly five million females in the United States and approximately 115 million females worldwide. PCOS is characterized by elevated levels of androgens, cysts in the ovaries, and irregular periods. We believe that tildacerfont may present a novel mechanism to reduce ACTH and provide a therapeutic option for females with PCOS. In June 2024, we presented results from POWER, a Phase 2 proof-of-concept, placebo-controlled, dose escalation trial which will evaluate the safety and efficacy of tildacerfont titrated to 200mg QD compared to placebo at 12 weeks of treatment in subjects with PCOS and elevated adrenal androgens as measured by dehydroepiandrosterone sulfate (“DHEAS”) levels at baseline. In women with elevated baseline DHEAS, a significant reduction in DHEAS versus placebo was observed (p = 0.020). In study participants, a significant increase in sex hormone binding globulin (“SHBG”) versus placebo was also observed (p = 0.012). The Phase 2 study was not powered to test for statistical significance on the primary endpoint. However, the lowering of DHEAS, an adrenal androgen precursor, observed with 12-week exposure, suggests that tildacerfont may be of therapeutic benefit for some women with PCOS. Additionally, the observed increase in SHBG may potentially result in lower levels of free, bioactive sex hormones such as testosterone. Tildacerfont was well-tolerated with no safety signals observed. The majority of adverse events were mild to moderate. No SAEs were reported. We are currently evaluating strategic collaboration opportunities for the development and commercialization of tildacerfont for the treatment of PCOS.

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

Our clinical trials may fail to adequately demonstrate the safety and efficacy of tildacerfont, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. We are seeking to develop treatments for endocrine and neurological disorders for which there is limited clinical experience, and our ongoing Phase 2b clinical trial uses endpoints that do not have regulatory precedent in classic CAH due to the lack of approved therapies beyond current standard of care, which add complexity to the conduct and analysis of data from our clinical trials and may delay or prevent regulatory approval. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of tildacerfont in other indications.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*

The biopharmaceutical industry is characterized by intense competition and rapid innovation and our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than tildacerfont. We believe the key competitive factors that will affect the development and commercial success of tildacerfont are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 70 years. We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc. is developing a CRF1 receptor antagonist and filed NDAs in adult and pediatric classic CAH. The FDA has accepted both NDAs with priority review designations with target action dates in December 2024. Crinetics Pharmaceuticals, Inc. initiated a Phase 2 clinical trial in 2023 to evaluate the safety and efficacy of an oral ACTH antagonist in adults with CAH and reported positive interim data. BridgeBio Pharma, Inc. is evaluating an AAV5 gene therapy product candidate to treat classic CAH in a Phase 1/2 proof-of-concept clinical trial. In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue to use their steroid regimen. As high doses of corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products.

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

Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of tildacerfont and any future product candidates.*

Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of tildacerfont may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, we are using doses in our clinical trials that may not be safe or efficacious doses. As such, our hypotheses of efficacy may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. We have faced significant setbacks as we conducted our two Phase 2b clinical trials in adult patients with classic CAH, and we may continue to face such setbacks, which may delay or prevent regulatory approval of tildacerfont. For example, due to not meeting its primary efficacy endpoint, we terminated our CAHmelia-203 trial in March 2024 and will be largely dependent on our Phase 2b CAHmelia-204 and Phase 2 CAHptain-205 trials to inform the design of a registrational clinical program in adult and pediatric classic CAH, subject to feedback from FDA and comparable regulatory authorities.

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

In particular, some indications for which we are evaluating tildacerfont are rare endocrine disorders with limited patient populations from which to draw participants in clinical trials. For example, we estimate the total classic CAH populations are approximately 20,000 to 30,000 people in the United States, approximately 50,000 people in the European Union (“EU”) and approximately 145,000 people in China. We are and will be required to identify and enroll a sufficient number of patients with the disorder under investigation for our clinical trials of tildacerfont. Potential patients may not be adequately diagnosed or identified with the disorders which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting these same endocrine disorders and are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. In addition, we have encountered difficulties in opening clinical trial sites and enrolling patients in our two Phase 2b clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We may not be successful in our efforts to expand our pipeline by in-licensing or acquiring development-stage assets or programs or identifying additional indications and formulations for which to investigate tildacerfont in the future. We may expend our limited resources to pursue a particular indication or formulation for tildacerfont and fail to capitalize on product candidates, indications, or formulations that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we are focused on specific indications and formulations for tildacerfont. As a result, we may fail to generate additional clinical development opportunities for tildacerfont for a number of reasons, including, tildacerfont may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications.

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

Additionally, we may pursue additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. For example, on June 13, 2024, we entered into a “stalking horse” asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which we agreed to acquire substantially all of the rights, title and interests in, to and under certain assets and interests used by Eiger BioPharmaceuticals, Inc. (the “Seller”) with respect to Avexitide (as such term is defined in the Asset Purchase Agreement) (the “Transferred Assets”). The Asset Purchase Agreement provides that the acquisition of the Transferred Assets by the Company is subject to approval of the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) in the cases captioned In re Eiger BioPharmaceuticals, Inc., et al, Case No. 24-80040 (the “Chapter 11 Cases”), and one or more auctions, if necessary, to solicit higher or otherwise better competing bids in respect of all or any part of the Transferred Assets in accordance with the terms of the bid procedures previously approved by the Bankruptcy Court. Under the Asset Purchase Agreement, we agreed, subject to the Bankruptcy Court’s approval and absent any higher or otherwise better bid, to acquire the Transferred Assets from the Seller for $10.0 million, subject to certain adjustments pursuant to the Asset Purchase Agreement. The Asset Purchase Agreement includes customary representations and warranties and various customary covenants under the circumstances that are subject to certain limitations, including, without limitation, a termination fee of $0.3 million payable to us, and the right to designate executory contracts and unexpired leases to assume or reject. In connection with the Chapter 11 Cases, on June 17, 2024, an auction was conducted with respect to the Transferred Assets as part of the Seller’s court-supervised sale process under Section 363 of chapter 11 of Title 11 of the United States Code. Following the completion of the auction, we were designated the back-up bidder, with a final back-up bid during the auction of a purchase price in the amount of $35.0 million less a credit in the amount of $0.3 million for the termination fee resulting in a net purchase price in the amount of $34.7 million, plus the assumption of specified contractual cure amounts up to $0.3 million. The sale of the Transferred Assets was approved by the Bankruptcy Court and we were paid the $0.3 million termination fee in accordance with the terms of the Asset Purchase Agreement.

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

If the market opportunities for tildacerfont and any future product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.*

If the size of the market opportunities in each of our target indications for tildacerfont and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development of tildacerfont on treatments for endocrine and neurological disorders. For example, we believe that tildacerfont has the potential to bring therapeutic benefit to patients suffering from endocrine disorders where the underlying pathophysiology supports a need to reduce excess secretion of or hyperresponsiveness to ACTH, including, but not limited to, non-classic CAH and females with PCOS, as well as in major depressive disorder (“MDD”). Given the relatively small number of patients who have some of the disorders that we are targeting and intend to target with tildacerfont, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these disorders. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, while classic CAH is usually detected at birth through required newborn screening programs in most developed countries, new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In addition, the potentially addressable patient population for classic CAH may be limited or may not be amenable to treatment with tildacerfont, if approved. Further, even if we obtain significant market share for tildacerfont in classic CAH, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting this same endocrine disorder.

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

Use of tildacerfont or any future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of tildacerfont and any future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by tildacerfont and any future product candidates could cause us or regulatory authorities to interrupt, delay, terminate or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 400 subjects across ten completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase (“ALT”) between five and nine times the ULN, elevations in aspartate aminotransferase (“AST”) less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for tildacerfont for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for tildacerfont and any future product candidates, which could make it difficult for us to sell tildacerfont and any future product candidates profitably.*

Successful sales of tildacerfont and any future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, or comparable foreign healthcare programs, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development of tildacerfont on treatments for endocrine and neurological disorders, some of which have relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. By way of example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business.

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

If we fail to develop tildacerfont for additional indications, our commercial opportunity may be limited.*

One of our strategies is to pursue clinical development of tildacerfont in additional endocrine disorders, including, but not limited to, females with PCOS and major depressive disorder (“MDD”). CRF1 receptor antagonism may not be an appropriate or effective mechanism in indications where disease biology supports a need to reduce ACTH. Due to these factors, our ability to grow revenue may be dependent on our ability to successfully develop and commercialize tildacerfont for the treatment of additional indications. Developing, obtaining regulatory approval, and commercializing tildacerfont for additional indications will require substantial additional funding and is prone to the risks of failure inherent in drug development. We may not be able to successfully advance any of these indications through the development process. Even if we receive regulatory approval to market tildacerfont for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize tildacerfont for these additional indications, our commercial opportunity may be limited.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2024, we had 22 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a term loan (the “Term Loan”) with SVB. In April 2020, we entered into a deferral agreement with SVB (the “Deferral Agreement”), whereby we and SVB agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with SVB (the “First Amendment”), which increased the aggregate principal amount of the Term Loan commitment by SVB to up to $30.0 million. In May 2022, we entered into the Second Amendment with SVB (the “Second Amendment”), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available. As of June 30, 2024, we had $2.6 million outstanding under the Loan Agreement. Repayment of principal commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring the registration of pharmaceutical sales and medical representatives; and state and foreign laws, such as the European Union General Data Protection Regulation (“EU GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to physical or electronic break-ins, social engineering attempts (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing and spam emails), malicious code (such as computer viruses and worms), malware (including as a result of advanced persistent threat intrusions), ransomware attacks, natural disasters, terrorism, war, server malfunctions, telecommunication and electrical failure, denial of service attacks (such as credential stuffing attacks), credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, attacks enhanced or facilitated by AI and other similar threats.

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

We may expend significant resources (including financial) or modify our business activities (including our clinical trial activities) to try to protect against security incidents or to detect, investigate, mitigate, contain and remediate a security incident.

Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect and recover from security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate and remediate vulnerabilities, in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect, mitigate and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

If we or the third parties with whom we work experience a security incident, applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, such as consumers, partners, collaborators, government authorities, and the media or to take other actions, such as providing credit monitoring and identifying theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

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

We and the third parties with whom we work are subject to stringent and evolving obligations related to data privacy and security. These obligations include U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; and policies. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions (which could include civil or criminal penalties); private litigation, (including class-action claims) and mass arbitration demands; disruptions to our business operations; adverse publicity; and other adverse consequences that could negatively affect our operating results and business.*

We and the third parties with whom we work are or may become subject to federal, state, local, and foreign data privacy and security laws and regulations, as well as other rules, standards, policies and contractual or other obligations, relating to the processing of personal data, including data we collect about trial participants in connection with clinical trials. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with any such obligations, this could result in enforcement actions that could include investigations, fines, penalties, audits and inspections, litigation (including class-action claims) and arbitration, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data, or orders to destroy or not use personal data.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security, including our processing of personal data. For example, our processing of personal data is or may become subject in certain circumstances to the EU GDPR and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”). Each of these regulations requires stringent standards of data privacy and security concerning personal data and potentially significant sanctions. For example, under GDPR, companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 20 million Euros under the EU GDPR. 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries outside Europe. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States and other ‘inadequate’ countries in compliance with GDPR, such as the European Commission’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework and/or Extension), these mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully transfer personal data to the United States. If there is no lawful manner for us transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with certain collaborators, partners, vendors and other third parties with whom we work, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and have and may further impose personal data localization requirements or restrictions on cross-border personal data transfers.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2023 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of June 30, 2024, we recorded a full valuation allowance on our net deferred tax assets.

In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024 and before January 1, 2027.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect tildacerfont.*

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations or the rules and regulations of foreign patent offices. Obtaining and enforcing patents in the biotechnology and pharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rule-making, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce patent infringement and obtain injunctions and/or damages. For example, the scope of patentable subject matter under 35 U.S.C. 101 has evolved significantly over the past several years as the Court of Appeals for the Federal Circuit and the U.S. Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce patent infringement, and obtain injunctions and/or damages.

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the U.S. courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, our patent rights with functional claims may be vulnerable to third party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification. In addition, the Federal Circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products, and could jeopardize patent term adjustment or otherwise reduce patent term, reduce the scope of, or invalidate or render unenforceable our patent rights. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the Inflation Reduction Act (“IRA”) passed by the U.S. Congress authorizes the Secretary of the Department of Health and Human Services (“HHS”) to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain that it will not affect our patent strategy in the long term.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. For example, as of June 1, 2023, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (the “UPC”). In 2012, the European Union Patent Package (the “EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European UPC for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the UPC. The UPC and Unitary Patent are significant changes in European patent practice. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country. We may decide to opt out future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the opt-out formalities and requirements under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates due to increased competition and, resultantly, on our financial condition, prospects and results of operations.

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

Risks Related to Ownership of Our Common Stock

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.*

On April 26, 2024, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we have been provided an initial period of 180 calendar days, or until October 23, 2024, to regain compliance with Nasdaq’s bid price requirement. If, at any time before October 23, 2024, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2024 to August 9, 2024 has ranged from a low of $0.44 to a high of $5.49. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
▪
the size and growth, if any, of the markets for adult and pediatric classic CAH, females with PCOS, MDD, and other endocrine and neurological disorders that we may target;
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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2024, there were 41,302,599 shares of our common stock outstanding.

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020

3.2	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020

10.1	Asset Purchase Agreement, by and between the Company and Eiger BioPharmaceuticals, Inc., dated as of June 13, 2024	8-K	001-39594	10.1	June 18, 2024

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

		Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	Filed herewith

104	Cover Page formatted as inline XBRL and contained in Exhibit 101	Filed herewith

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

SPRUCE BIOSCIENCES, INC.

Date: August 12, 2024	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)