Form 10-Q
period 2024-09-30
SPRUCE BIOSCIENCES, INC.
filed 2024-11-12
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-39594

Spruce Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2154263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Boulevard, Suite 740 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 655-4168

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPRB	Nasdaq Capital Market

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

As of November 8, 2024, the registrant had 41,302,599 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$60,055	$96,339
Prepaid expenses	2,658	3,876
Other current assets	860	1,968
Total current assets	63,573	102,183
Right-of-use assets	998	1,181
Other assets	531	582
Total assets	$65,102	$103,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,799	$3,332
Accrued expenses and other current liabilities	7,740	14,600
Term loan, current portion	1,622	1,622
Deferred revenue, current portion	697	4,911
Total current liabilities	11,858	24,465
Lease liabilities, net of current portion	809	1,019
Term loan, net of current portion	524	1,717
Other liabilities	273	236
Total liabilities	13,464	27,437
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 41,302,599 and 41,029,832 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	278,343	273,737
Accumulated deficit	(226,709)	(197,232)
Total stockholders’ equity	51,638	76,509
Total liabilities and stockholders’ equity	$65,102	$103,946

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$602	$3,073	$4,214	$7,202
Operating expenses:
Research and development	6,554	13,494	24,961	38,332
General and administrative	3,456	3,237	11,330	9,699
Total operating expenses	10,010	16,731	36,291	48,031
Loss from operations	(9,408)	(13,658)	(32,077)	(40,829)
Interest expense	(71)	(119)	(251)	(377)
Interest income and other expense, net	808	1,423	2,851	3,237
Net loss	(8,671)	(12,354)	(29,477)	(37,969)
Other comprehensive gain, net of tax:
Unrealized gain on available for sale securities	—	52	—	555
Total comprehensive loss	$(8,671)	$(12,302)	$(29,477)	$(37,414)
Net loss per share, basic and diluted	$(0.21)	$(0.30)	$(0.72)	$(1.01)
Weighted-average shares of common stock outstanding, basic and diluted	41,302,599	40,710,692	41,187,766	37,751,865

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2024	41,302,599	$4	$277,203	$—	$(218,038)	$59,169
Stock-based compensation	—	—	1,140	—	—	1,140
Net loss	—	—	—	—	(8,671)	(8,671)
Balance as of September 30, 2024	41,302,599	$4	$278,343	$—	$(226,709)	$51,638

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2024	41,029,832	$4	$273,737	$—	$(197,232)	$76,509
Exercise of common stock options	120,328	—	180	—	—	180
Issuance of common stock related to employee stock purchase plan	118,534	—	52	—	—	52
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	33,905	—	(13)	—	—	(13)
Stock-based compensation	—	—	4,387	—	—	4,387
Net loss	—	—	—	—	(29,477)	(29,477)
Balance as of September 30, 2024	41,302,599	$4	$278,343	$—	$(226,709)	$51,638

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance as of June 30, 2023	40,710,692	$4	$271,540	$(55)	$(174,928)	$96,561
Stock-based compensation	—	—	1,122	—	—	1,122
Unrealized gain on available for sale securities	—	—	—	52	—	52
Net loss	—	—	—	—	(12,354)	(12,354)
Balance as of September 30, 2023	40,710,692	$4	$272,662	$(3)	$(187,282)	$85,381

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance as of January 1, 2023	23,601,004	$3	$218,354	$(558)	$(149,313)	$68,486
Exercise of pre-funded warrants	800,000	—	8	—	—	8
Issuance of common stock related to employee stock purchase plan	102,984	—	99	—	—	99
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	90,704	—	(94)	—	—	(94)
Issuance of common stock and warrants, net of offering costs of $2,721	16,116,000	1	50,894	—	—	50,895
Stock-based compensation	—	—	3,401	—	—	3,401
Unrealized gain on available for sale securities	—	—	—	555	—	555
Net loss	—	—	—	—	(37,969)	(37,969)
Balance as of September 30, 2023	40,710,692	$4	$272,662	$(3)	$(187,282)	$85,381

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(29,477)	$(37,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,387	3,401
Depreciation and amortization	37	54
Net accretion of discount on available-for-sale securities	—	(570)
Non-cash lease expense	183	171
Loss on disposal of property and equipment	2	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,855	945
Other assets	85	110
Accounts payable	(1,533)	1,726
Accrued expenses and other current liabilities	(6,439)	2,394
Deferred revenue	(4,214)	7,798
Other liabilities	(173)	(128)
Net cash used in operating activities	(35,287)	(22,066)
Cash flows from investing activities
Proceeds from maturities of investments	—	58,365
Purchases of investments	—	(11,881)
Purchases of property and equipment	—	(7)
Net cash provided by investing activities	—	46,477
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	—	53,616
Proceeds from exercise of common stock options	180	—
Proceeds from issuance of common stock related to employee stock purchase plan	52	99
Proceeds from exercise of pre-funded warrants	—	8
Payment of offering costs	—	(2,721)
Repayment of term loan	(1,216)	(1,216)
Tax withholding payments on restricted stock units	(13)	(94)
Net cash (used in) provided by financing activities	(997)	49,692
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,284)	74,103
Cash, cash equivalents, and restricted cash at beginning of period	96,374	24,732
Cash, cash equivalents, and restricted cash at end of period	$60,090	$98,835
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$60,055	$98,801
Restricted cash, long-term (included in other assets)	35	34
Total cash, cash equivalents, and restricted cash	$60,090	$98,835

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

Open Market Sales Agreement

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of the Company's securities. Also, in February 2022, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may elect to issue and sell, from time to time, shares of Common Stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of September 30, 2024, the Company has not issued any shares of Common Stock under the Sales Agreement.

Liquidity and Capital Resources

The Company believes that based on its current operating plan, its cash and cash equivalents of $60.1 million as of September 30, 2024 will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

The Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2024, the Company incurred a net loss of $29.5 million and used $35.3 million of cash in operations. As of September 30, 2024, the Company had an accumulated deficit of $226.7 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of September 30, 2024, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed statement of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period.

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

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the nine months ended September 30, 2024, as compared to the significant accounting policies described in the Annual Report.

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

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$59,240	$—	$—	$59,240
Total cash equivalents		$59,240	$—	$—	$59,240

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	Level 1	$95,875	$—	$—	$95,875
Total cash equivalents		$95,875	$—	$—	$95,875

There have been no realized gains or losses on available for sale securities for the periods presented. Unrealized gains and losses are included in “accumulated other comprehensive loss” within stockholders' equity on the condensed balance sheets.

There were no available for sale securities as of September 30, 2024 and December 31, 2023. No allowance for credit losses has been recognized as of September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

The estimated fair value of the term loan was $2.4 million and $3.6 million as of September 30, 2024 and December 31, 2023, respectively, and was based on market observable interest rates, a Level 2 input.

The Company did not have any financial liabilities recorded at fair value on a recurring or non-recurring basis as of September 30, 2024 and December 31, 2023.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development expenses	$4,221	$10,832
Accrued compensation and benefits	2,223	3,101
Accrued general and administrative expenses	1,021	416
Lease liabilities, current portion	275	251
Total accrued expenses and other current liabilities	$7,740	$14,600

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

As of September 30, 2024, the carrying value of the Term Loan was $2.1 million, consisting of the outstanding principal under the First Tranche of $2.2 million, less unamortized debt discount and issuance costs of $17 thousand, which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provided for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance is payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of September 30, 2024 and December 31, 2023, the stated interest rate of the Term Loan was 8.5% and 9.0%, respectively.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of September 30, 2024, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of September 30, 2024, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2024 (remaining 3 months)	$450
2025	1,709
2026	136
Total	$2,295
Less: interest	(132)
Term loan, gross	$2,163
Less: unamortized debt issuance costs	(17)
Less: term loan, current portion	(1,622)
Term loan, net of current portion	$524

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

During the three months ended September 30, 2024 and 2023, the Company recognized collaboration revenue of $0.6 million and $3.1 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized collaboration revenue of $4.2 million and $7.2 million, respectively, As of September 30, 2024, deferred revenue was $0.7 million, all of which was current.

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

8. Capital Structure

Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share. Holders of common stock are entitled to dividends if and when declared by the board of directors of the Company (“Board of Directors”). The holder of each share of common stock is entitled to one vote. As of September 30, 2024, no dividends were declared.

Shares reserved for future issuance

Common Stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30, 2024	December 31, 2023
Standard Warrants, issued and outstanding	12,687,000	12,687,000
Restricted stock units, issued and outstanding	3,991,700	3,482,663
Common stock options, issued and outstanding	3,863,372	4,097,376
Shares available for future issuance under 2020 Equity Incentive Plan	1,542,110	77,631
Shares available for future issuance under 2020 Employee Stock Purchase Plan	966,802	675,038
Total shares reserved	23,050,984	21,019,708

9. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$445	$379	$1,708	$1,169
General and administrative	695	743	2,679	2,232
Total stock-based compensation expense	$1,140	$1,122	$4,387	$3,401

During the nine months ended September 30, 2024, the Company granted stock options covering 210,000 shares with an immaterial weighted-average grant date fair value per option.

Restricted Stock Units

During the nine months ended September 30, 2024, the Company granted 1,698,400 restricted stock units (“RSUs”) with a weighted-average grant date fair value of $1.59 per unit. RSU grants in the period included 795,350 RSUs subject to performance-based vesting conditions related to the satisfaction of certain clinical development milestones. As of September 30, 2024, the Company had 1,525,150 RSUs outstanding subject to performance-based vesting conditions, of which 880,950 RSUs are considered probable of achievement.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(8,671)	$(12,354)	$(29,477)	$(37,969)
Denominator:
Weighted-average shares of common stock outstanding	41,302,599	40,710,692	41,187,766	37,751,865
Net loss per share, basic and diluted	$(0.21)	$(0.30)	$(0.72)	$(1.01)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	September 30,
	2024	2023
Shares subject to outstanding Standard Warrants	12,687,000	12,687,000
Shares subject to outstanding RSUs	3,991,700	2,539,475
Shares subject to outstanding common stock options	3,863,372	4,232,373
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	182,479	242,878
Total	20,724,551	19,701,726

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

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic GCs of 37 mg/day of hydrocortisone equivalents. Patients enrolled had a mean A4 level at baseline of 224 ng/dL (approximately the ULN) and 66% of patients enrolled had androgenic control, defined as having A4 values below the ULN at baseline. Topline results from CAHmelia-204 are anticipated in December 2024.

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

Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary PK analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. The clinical trial was amended to include additional dose ranging cohorts in adults, adolescents and children. The maximum planned dose is 400mg BID, subject to adjustment based on safety and PK data obtained during the clinical trial. Dosing will initiate at 200mg BID in adults and adolescents. All cohorts administered doses above 200mg BID will be adaptive, so that the determination to initiate a cohort, and at what increased dose, may be determined by the sponsor, within the guidelines of the protocol, based on recommendations by an independent Data Monitoring Committee and emerging safety and exposure data. Individual and study stopping criteria will further ensure safety of the participants. Topline results from these additional dose ranging cohorts in adults, adolescents, and children are anticipated in December 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH. We have also submitted a pediatric investigational plan (“PIP”) to the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP of tildacerfont for the treatment of CAH which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2024 and 2023, we incurred net losses of $29.5 million and $38.0 million, respectively, and used $35.3 million and $22.1 million of cash in operations, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $226.7 million and $197.2 million, respectively, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

Since inception through September 30, 2024, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our initial public offering (“IPO”) in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and the $15.0 million upfront payment from Kaken received in April 2023. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $60.1 million and $96.3 million, respectively.

We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. We have based this projection on assumptions that may be inaccurate and as a result, we may utilize our capital resources sooner than we expect. We expect our expenses will increase significantly in connection with our ongoing activities, as we:

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

In February 2022, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of September 30, 2024, we have not issued any shares of common stock under the Sales Agreement.

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

We have agreed to supply Kaken’s clinical drug supply requirements of tildacerfont pursuant to a clinical supply agreement. During the Royalty Term, we have agreed to supply Kaken’s requirements of tildacerfont pursuant to the Kaken License Agreement and a commercial supply agreement to be entered into by the parties, though Kaken may procure alternate suppliers. Following the Royalty Term, Kaken at its option may continue to purchase Company-manufactured tildacerfont at a purchase price equal to our manufacturing cost plus a low double-digit administrative fee.

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

As of September 30, 2024 and December 31, 2023, the outstanding principal was comprised of $2.2 million and $3.4 million, respectively, under the First Tranche. Repayment of principal under the First Tranche commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. As of September 30, 2024, management believes that we are in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

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

Results of Operations

Comparisons of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$602	$3,073	$(2,471)
Operating expenses:
Research and development	6,554	13,494	(6,940)
General and administrative	3,456	3,237	219
Total operating expenses	10,010	16,731	(6,721)
Loss from operations	(9,408)	(13,658)	4,250
Interest expense	(71)	(119)	48
Interest and other income, net	808	1,423	(615)
Net loss	$(8,671)	$(12,354)	$3,683

Collaboration Revenue

During the three months ended September 30, 2024 and 2023, we recognized $0.6 million and $3.1 million, respectively, as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
External expenses:
Clinical development	$3,891	$9,354	$(5,463)
Manufacturing	416	989	(573)
Preclinical studies	8	34	(26)
Other research and development	139	289	(150)
Internal expenses:
Personnel	2,020	2,739	(719)
Facilities and other	80	89	(9)
Total research and development expenses	$6,554	$13,494	$(6,940)

Research and development expenses decreased by $6.9 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The overall decrease in research and development expenses was primarily related to the decrease in clinical development expenses and manufacturing expenses driven by the termination of the CAHmelia-203 study, completion of the POWER study, and the completion of enrollment in the CAHmelia-204 study, partially offset by an increase related to additional dose ranging cohorts in the CAHptain-205 clinical trial. There was also a decrease in personnel related expenses due to a decrease in headcount.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to an increase in legal professional services offset by a decrease in personnel expenses due to a decrease in recruiting expenses.

Interest Expense

Interest expense was fairly consistent during the three months ended September 30, 2024, compared to the three months ended September 30, 2023 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net decreased by $0.6 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily due to lower average daily balances on cash and cash equivalents for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Comparisons of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$4,214	$7,202	$(2,988)
Operating expenses:
Research and development	24,961	38,332	(13,371)
General and administrative	11,330	9,699	1,631
Total operating expenses	36,291	48,031	(11,740)
Loss from operations	(32,077)	(40,829)	8,752
Interest expense	(251)	(377)	126
Interest and other income, net	2,851	3,237	(386)
Net loss	$(29,477)	$(37,969)	$8,492

Collaboration Revenue

During the nine months ended September 30, 2024 and 2023, we recognized $4.2 million and $7.2 million, respectively, as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
External expenses:
Clinical development	$15,351	$24,771	$(9,420)
Manufacturing	1,208	3,294	(2,086)
Preclinical studies	24	482	(458)
Other research and development	695	1,019	(324)
Internal expenses:
Personnel	7,431	8,506	(1,075)
Facilities and other	252	260	(8)
Total research and development expenses	$24,961	$38,332	$(13,371)

Research and development expenses decreased by $13.4 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The overall decrease in research and development expenses was primarily related to the decrease in clinical development expenses and manufacturing expenses driven by the termination of the CAHmelia-203 study, completion of the POWER study, and the completion of enrollment in the CAHmelia-204 study, partially offset by an increase related to additional dose ranging cohorts in the CAHptain-205 clinical trial. There was also a decrease in personnel related expenses due to a decrease in headcount which was partially offset by an increase in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an increase in legal professional services and an increase in personnel expenses due to an increase in stock-based compensation expense offset by a decrease in recruiting expenses and insurance costs for directors and officers.

Interest Expense

Interest expense was fairly consistent during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net increased by $0.4 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to higher yield earned on money market fund balances in 2024.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $226.7 million and $197.2 million, respectively. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $60.1 million and $96.3 million, respectively. Since inception through September 30, 2024, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and $15.0 million from the Kaken upfront payment received in April 2023.

We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. In addition, we have streamlined our operations and have implemented cost reduction measures, including termination of the CAHmelia-203 study and a reduction in force of approximately 21% in March 2024, which has extended our cash runway through the end of 2025, beyond anticipated topline data readouts for CAHmelia-204 and CAHptain-205.

Shelf Registration and Sales Agreement

In February 2022, the SEC declared effective the Shelf Registration covering the sale of up to $200.0 million of our securities. Also, in February 2022, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $21.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the “Offering”). We have also filed a prospectus supplement with the SEC in connection with the Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through Nasdaq, the existing trading market for our common stock. We or Jefferies may suspend or terminate the offering of the shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We may instruct Jefferies to not sell the shares if the sales cannot be transacted at or above the price we designate in any issuance notice. We are not obligated to make any sales of the shares under the Sales Agreement. As of September 30, 2024, we have not issued any shares of common stock pursuant to the Sales Agreement.

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

Material Cash Requirements

As of September 30, 2024, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $2.3 million. For a description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Material Agreements — Loan Agreement” above.

As of September 30, 2024, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.2 million.

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

We have also entered into the Lilly License Agreement under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. The payment obligations under the Lilly License Agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. In addition to royalty payments on future sales, we are also required to pay up to an aggregate of $23.0 million upon the achievement of certain milestones. As of September 30, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of the Lilly License Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Agreements — License Agreement with Eli Lilly and Company” above.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(35,287)	$(22,066)	$(13,221)
Net cash provided by investing activities	—	46,477	(46,477)
Net cash (used in) provided by financing activities	(997)	49,692	(50,689)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(36,284)	$74,103	$(110,387)

Operating Activities

Net cash used in operating activities increased by $13.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to the receipt of the $15.0 million upfront payment from Kaken in April 2023.

Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities was nil.

For the nine months ended September 30, 2023, net cash provided by investing activities was $46.5 million consisting primarily of proceeds from maturities of investments of $58.4 million offset by purchases of investments of $11.9 million.

Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities was $1.0 million, consisting primarily of principal payments on the Term Loan of $1.2 million, offset by proceeds of $0.2 million from stock option exercises.

For the nine months ended September 30, 2023, net cash provided by financing activities was $49.7 million, consisting primarily of net proceeds received from the February 2023 private placement of $50.9 million, offset by principal payments on the Term Loan of $1.2 million.

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report. During the nine months ended September 30, 2024, there were no changes to our critical accounting estimates from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2024 consist of $60.1 million in bank deposits and money market funds. Previously, we have held U.S treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of September 30, 2024 and December 31, 2023, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, record inflation due to geopolitical and macroeconomic events. As of September 30, 2024, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If tildacerfont is not successfully developed and approved in the United States, Europe, or Japan, we may never generate any product revenue. For the nine months ended September 30, 2024 and 2023, we reported net losses of $29.5 million and $38.0 million, respectively. As of September 30, 2024, we had an accumulated deficit of $226.7 million.

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

As of September 30, 2024, we had cash and cash equivalents of $60.1 million. In October 2020, we consummated our initial public offering (“IPO”) and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under the Kaken License Agreement. We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report.

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

We also initiated CAHmelia-204, a second Phase 2b clinical trial in 100 adult patients with classic CAH on mean daily dose of supraphysiologic GCs of 37 mg/day of hydrocortisone equivalents. Patients were enrolled with a mean A4 level at baseline of 224 ng/dL (approximately the ULN) and 66% of patients were enrolled with androgenic control, defined as having A4 values below the ULN at baseline. Although we have terminated the CAHmelia-203 trial, we believe the differentiated patient population between CAHmelia-203 and CAHmelia-204 supports our decision to continue with the CAHmelia-204 trial until topline results are available in

December 2024. However, our belief about the differentiated patient population may be incorrect and the CAHmelia-204 trial may similarly fail to meet its primary efficacy endpoint, which would result in significant financial and development setbacks.

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

Although the CAHptain-205 clinical trial met the efficacy endpoints, the activity observed was less consistent than anticipated and without clear dose response. Preliminary pharmacokinetic analysis suggests that tildacerfont is cleared more rapidly in children than in adult CAH patients. The clinical trial was amended to include additional dose ranging cohorts in adults, adolescents, and children. The maximum planned dose is 400mg BID, subject to adjustment based on safety and PK data obtained during the clinical trial. Dosing will initiate at 200mg BID in adults and adolescents. All cohorts administered doses above 200mg BID will be adaptive, so that the determination to initiate a cohort, and at what increased dose, may be determined by the Sponsor, within the guidelines of the protocol, based on recommendations by an independent Data Monitoring Committee and emerging safety and exposure data. Individual and study stopping criteria will further ensure safety of the participants. Topline results from these additional dose ranging cohorts in adults, adolescents, and children are anticipated in December 2024. Assuming positive results from CAHmelia-204 and CAHptain-205, we plan to meet with the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities to outline the design of a registrational clinical program in adult and pediatric classic CAH. We have also submitted a pediatric investigational plan (“PIP”) to the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) regarding a registrational program in children with classic CAH. PDCO issued an opinion on its agreement with the proposed PIP which endorsed the clinical program to evaluate the safety, tolerability and efficacy of tildacerfont for the treatment of CAH in patients from one year of age to less than 18 years of age. PDCO also granted a waiver for the treatment of CAH in patients less than one year of age.

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

Although classic CAH is part of the newborn screening program in most developed countries, there are no known novel therapies that have been approved in approximately 70 years. We are aware of other companies actively developing treatments for patients with classic CAH. Neurocrine Biosciences, Inc. is developing a CRF1 receptor antagonist and filed NDAs in adult and pediatric classic CAH. The FDA has accepted both NDAs with priority review designations with target action dates in December 2024. Crinetics Pharmaceuticals, Inc. initiated a Phase 2 clinical trial in 2023 to evaluate the safety and efficacy of an oral ACTH antagonist in adults with CAH and reported positive interim data. BridgeBio Pharma, Inc. discontinued development of an AAV5 gene therapy product candidate to treat classic CAH. In addition, while tildacerfont ultimately seeks to significantly reduce steroid use for patients with classic CAH, patients will continue to use their steroid regimen. As high doses of corticosteroids are the current standard of care for the treatment of classic CAH, in the United States alone, there are more than two dozen companies manufacturing steroid-based products.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for tildacerfont and any future product candidates, which could make it difficult for us to sell tildacerfont and any future product candidates profitably.*

Successful sales of tildacerfont and any future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from U.S. governmental healthcare programs, such as Medicare and Medicaid, or comparable foreign healthcare programs, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development of tildacerfont on treatments for endocrine and neurological disorders, some of which have relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

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

At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. HHS has and will continue to issue and update guidance as these programs are implemented. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We expect that other healthcare reform measures that may be adopted in the future, particularly in light of the upcoming U.S. Presidential and Congressional elections, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize tildacerfont, if approved.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2024, we had 22 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a term loan (the “Term Loan”) with SVB. In April 2020, we entered into a deferral agreement with SVB (the “Deferral Agreement”), whereby we and SVB agreed to extend the repayment dates of all monthly payments of principal due and the maturity date with respect to the Term Loan by six months. In March 2021, we entered into the First Amendment with SVB (the “First Amendment”), which increased the aggregate principal amount of the Term Loan commitment by SVB to up to $30.0 million. In May 2022, we entered into the Second Amendment with SVB (the “Second Amendment”), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available. As of September 30, 2024, we had $2.2 million outstanding under the Loan Agreement. Repayment of principal commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

While we have implemented security measures designed to protect and recover from security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities, in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect, mitigate and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2023 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of September 30, 2024, we recorded a full valuation allowance on our net deferred tax assets.

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

Risks Related to Ownership of Our Common Stock

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.*

On April 26, 2024, we received a letter from Nasdaq, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until October 23, 2024, to regain compliance with Nasdaq’s bid price requirement. On October 10, 2024, we applied to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Transfer”). On October 24, 2024, Nasdaq notified us that the Transfer was approved, effective October 28, 2024, and that, in connection with the Transfer, we were eligible for an additional 180 calendar day period, or until April 21, 2025 (the “Extended Compliance Date”), to regain compliance with Nasdaq’s bid price requirement. If, at any time before the Extended Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercised its discretion to extend this 10-day period pursuant to Nasdaq rules. In connection with obtaining approval for the Transfer, we notified Nasdaq in writing of our intention to regain compliance with Nasdaq’s bid price requirement by effecting a reverse stock split, if necessary.

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

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2024 to November 8, 2024 has ranged from a low of $0.42 to a high of $5.49. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2024, there were 41,302,599 shares of our common stock outstanding.

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

SPRUCE BIOSCIENCES, INC.

Date: November 12, 2024	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)