Form 10-Q
period 2025-03-31
SPRUCE BIOSCIENCES, INC.
filed 2025-05-06
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-39594

Spruce Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2154263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Boulevard, Suite 740 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 655-4168

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPRB	*

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

As of May 1, 2025, the registrant had 42,231,285 shares of common stock, $0.0001 par value per share, outstanding.

* The registrant’s common stock began trading exclusively on the OTC Pink Marketplace on April 29, 2025 under the symbol “SPRB”.

Summary of Risks Associated With Our Business

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the material risks associated with our business include the following:

•
If we are unable to regain compliance with all applicable requirements of the Nasdaq Capital Market (“Nasdaq”) and Nasdaq determines that it will not grant any request for our continued listing on Nasdaq, our delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
•
We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, tralesinidase alfa (“TA-ERT”), tildacerfont, SPR202, SPR204 and any future product candidates.
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
•
Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT, tildacerfont and our other current and future product candidates.
•
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.
•
TA-ERT and tildacerfont are, and our other current and future product candidates will be, subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize TA-ERT, tildacerfont and our other current and future product candidates.
•
Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
If the market opportunities for TA-ERT, tildacerfont and our other current and future product candidates are smaller than we believe they are, our future revenue may be adversely affected and our business may suffer.
•
We currently have no marketing and sales organization and have yet to commercialize a product. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell TA-ERT, tildacerfont and our other current and future product candidates, we may not be able to generate product revenues.
•
Unfavorable U.S. and global economic and geopolitical conditions could adversely affect our business, financial condition or results of operations.
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
•
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•
Coverage and reimbursement may be limited or unavailable in certain market segments for TA-ERT, tildacerfont and our other current and future product candidates, which could make it difficult for us to sell TA-ERT, tildacerfont and our other current and future product candidates profitably.
•
If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.
•
We depend on intellectual property licensed from others, the termination of which could result in the loss of significant rights, which would harm our business.
•
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize TA-ERT, tildacerfont, and our other product candidates.
•
We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of TA-ERT, tildacerfont and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$25,615	$38,753
Prepaid expenses	2,899	3,177
Other current assets	2,062	2,276
Total current assets	30,576	44,206
Right-of-use assets	869	934
Other assets	204	69
Total assets	$31,649	$45,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,879	$1,295
Accrued expenses and other current liabilities	12,442	12,329
Term loan, current portion	1,345	1,622
Total current liabilities	15,666	15,246
Lease liabilities, net of current portion	659	736
Term loan, net of current portion	—	124
Other liabilities	—	282
Total liabilities	16,325	16,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 42,231,285 shares issued and outstanding as of March 31, 2025 and December 31, 2024	4	4
Additional paid-in capital	279,629	279,085
Accumulated deficit	(264,309)	(250,268)
Total stockholders’ equity	15,324	28,821
Total liabilities and stockholders’ equity	$31,649	$45,209

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$—	$2,002
Operating expenses:
Research and development	10,837	10,317
General and administrative	3,655	4,318
Total operating expenses	14,492	14,635
Loss from operations	(14,492)	(12,633)
Interest expense	(36)	(97)
Interest and other income, net	487	1,105
Net loss and comprehensive loss	(14,041)	(11,625)
Net loss per share, basic and diluted	$(0.32)	$(0.28)
Weighted-average shares of common stock outstanding, basic and diluted	43,944,946	41,096,231

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	42,231,285	$4	$279,085	$(250,268)	$28,821
Stock-based compensation	—	—	544	—	544
Net loss	—	—	—	(14,041)	(14,041)
Balance as of March 31, 2025	42,231,285	$4	$279,629	$(264,309)	$15,324

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	41,029,832	$4	$273,737	$(197,232)	$76,509
Exercise of common stock options	120,328	—	180	—	180
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	4,639	—	(2)	—	(2)
Stock-based compensation	—	—	1,562	—	1,562
Net loss	—	—	—	(11,625)	(11,625)
Balance as of March 31, 2024	41,154,799	$4	$275,477	$(208,857)	$66,624

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(14,041)	$(11,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	544	1,562
Depreciation and amortization	6	15
Non-cash lease expense	65	60
Change in fair value of warrant liability	(158)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	492	(191)
Other assets	—	74
Accounts payable	584	(1,441)
Accrued expenses and other current liabilities	140	(1,354)
Deferred revenue	—	(2,003)
Other liabilities	(359)	(55)
Net cash used in operating activities	(12,727)	(14,958)
Cash flows from financing activities
Proceeds from exercise of common stock options	—	180
Repayment of term loan	(405)	(405)
Payment of offering costs	(6)	—
Tax withholding payments on restricted stock units	—	(2)
Net cash used in financing activities	(411)	(227)
Net decrease in cash, cash equivalents, and restricted cash	(13,138)	(15,185)
Cash, cash equivalents, and restricted cash at beginning of period	38,788	96,374
Cash, cash equivalents, and restricted cash at end of period	$25,650	$81,189
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$25,615	$81,154
Restricted cash, long-term (included in other assets)	35	35
Total cash, cash equivalents, and restricted cash	$25,650	$81,189

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

Liquidity and Capital Resources

The Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2025, the Company incurred a net loss of $14.0 million and used $12.7 million of cash in operations. As of March 31, 2025, the Company had an accumulated deficit of $264.3 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Without alternative financing or proceeds from other strategic alternatives, the Company believes that based on its current operating plan, its cash and cash equivalents of $25.6 million as of March 31, 2025 will be insufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations and there can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of March 31, 2025, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed statement of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.

These interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025 (“Annual Report”).

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

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and Israel and related sanctions, declines in economic growth, and uncertainty about economic stability. The Company continues to actively monitor the impact of these macroeconomic and geopolitical factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

The Company's segment revenue was derived from a collaboration and license agreement with Kaken Pharmaceutical Co, Ltd. (see Note 7 “License and Purchase Agreements — Kaken Pharmaceutical Co, Ltd.”). The CODM assesses performance and decides how to allocate resources based on net loss. Net loss is used to monitor budget versus actual results. The measure of segment revenue, segment net loss and segment expenses is reported on the condensed statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in the Annual Report.

Emerging Growth Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. The Company may take advantage of these exemptions until December 31, 2025, or until the Company is no longer an emerging growth company, whichever is earlier.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”) requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 does not impact the Company's results of operations, financial condition or cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company will adopt ASU 2023-09 for the fiscal year ending December 31, 2025. Other than the presentation of additional disaggregated data in the income tax footnote disclosures for annual periods, the Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds as Level 1 instruments as the Company uses quoted prices in active markets for identical assets to determine the fair value. The Company classified its warrant liability as a Level 3 instrument as it is valued using the Black-Scholes option pricing model.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$24,627	$24,627	$—	$—
Total	$24,627	$24,627	$—	$—
Financial liabilities:
Warrant liability	$590	$—	$—	$590
Total	$590	$—	$—	$590

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$37,802	$37,802	$—	$—
Total	$37,802	$37,802	$—	$—

The Company did not have any financial liabilities recorded at fair value as of December 31, 2024.

Warrant Liability

In January 2025, the Company issued pre-funded warrants that in total will be equal to 4.99% of the Company's outstanding common stock as of the date of exercise of such pre-funded warrants. See Note 7 “License and Purchase Agreements — HBM Alpha Therapeutics, Inc.” for further discussion regarding such pre-funded warrants. The exercise period for the pre-funded warrants expires in June 2025.

These pre-funded warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as these pre-funded warrants provided for a settlement provision that do not meet the requirements of the indexation guidance under ASC 815-40. These pre-funded warrants are recorded at fair value as a liability and are included in accrued expenses and other current liabilities on the condensed balance sheets. The change in fair value of the warrant liability is included in interest and other income, net on the condensed statements of operations and comprehensive loss.

The pre-funded warrants were measured using a Black-Scholes option pricing model with the following inputs as of issuance and March 31, 2025:

	Grant Date	March 31, 2025
Exercise price	$0.01	$0.01
Expected term (in years)	0.5	0.3
Risk-free interest rate	4.3%	4.2%
Expected dividend rate	0.0%	0.0%
Expected stock price volatility	65.8%	43.2%

The following table provides a roll forward of the aggregate fair value of the Company’s warrant liability (in thousands):

Warrant Liability
Fair value as of December 31, 2024	$—
Grant date fair value	748
Change in fair value	(158)
Fair value as of March 31, 2025	$590

Term Loan

The estimated fair value of the term loan was $1.6 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively, and was based on market observable interest rates, a Level 2 input.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development expenses	$9,254	$10,635
Accrued general and administrative expenses	1,086	529
Accrued compensation and benefits	932	882
Warrant liability	590	—
Accrued final payment on term loan	289	—
Lease liabilities, current portion	291	283
Total accrued expenses and other current liabilities	$12,442	$12,329

Accrued research and development expenses were primarily related to the Allievex asset purchase. See Note 7 “License and Purchase Agreements — Allievex Corporation” for further information regarding such asset purchase.

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

As of March 31, 2025, the carrying value of the Term Loan was $1.3 million, consisting of the outstanding principal under the First Tranche of $1.4 million, less unamortized debt discount and issuance costs of $7 thousand, which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provided for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance is payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of March 31, 2025 and December 31, 2024, the stated interest rate of the Term Loan was 8.0%.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of March 31, 2025, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of March 31, 2025, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2025 (remaining 9 months)	1,266
2026	136
Total	$1,402
Less: interest	(50)
Less: unamortized debt issuance costs	(7)
Term loan, current portion	$1,345

7. License and Purchase Agreements

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

The Company identified a combined performance obligation consisting of the license and know-how granted to Kaken as well as certain non-contingent research and development activities. The Company determined that the transaction price at the inception of the Kaken License Agreement consisted of the upfront payment of $15.0 million. The transaction price was recognized as revenue using the cost-based input method over the estimated period of its non-contingent research and development obligations, which was approximately two years. During the three months ended March 31, 2024, the Company recognized collaboration revenue of $2.0 million. As of December 31, 2024, the full transaction price has been recognized.

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

No amounts were paid to the Company during any of the periods presented, nor were any due as of such dates pursuant to the HMNC Agreement.

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

As consideration, the Company paid $5.0 million to Allievex in November 2024. The Company also assumed certain liabilities of Allievex of $11.7 million, of which $6.0 million was paid as of March 31, 2025 and the remaining $5.7 million is included in accrued expenses and other current liabilities on the balance sheet. The amount accrued includes certain contingent liabilities that are deemed both probable and estimable. The Company has also recorded an estimated receivable of $1.9 million in other current assets on the balance sheet as contingent consideration expected to be returned related to the assumed liabilities. The receivable is contingent upon the completion of the Allievex bankruptcy proceedings and has been recorded as the Company deems the amount to be both probable and estimable. The Company also incurred transaction costs of $0.3 million.

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

The Company also assumed the obligations of Allievex to pay BioMarin up to an aggregate of $88.0 million upon the achievement of certain development and regulatory milestones (up to $25.5 million for the first MPSIIIB product) and up to an aggregate of $100.0 million per licensed product upon the achievement of certain sales milestones. In addition, the Company is required to pay to BioMarin certain (i) high-single digit to low-double digit tiered royalties on aggregate annual net sales of licensed MPS IIIB products and (i) mid-to-high single digit tiered royalties on aggregate annual net sales of licensed products other than MPS IIIB products, in each case during the applicable royalty term, subject to certain customary reductions and floors. No amounts were paid by the Company to BioMarin nor were any due as of March 31, 2025 pursuant to the Allievex Purchase Agreement.

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

Twist Bioscience Corporation

On December 20, 2024, the Company entered into an antibody license agreement (the “Twist Antibody License Agreement”) with Twist Bioscience Corporation (“Twist”). Under the terms of the Twist License Agreement, the Company obtained (i) a license for purposes of evaluating a certain antibody during the research term and (ii) an exclusive option to acquire an exclusive, non-transferable and royalty-bearing world-wide license, with the right to sublicense, to (a) research and develop the antibody, (b) incorporate the antibody into products and (c) commercialize such products (the “Twist Option”). The Twist Option can be exercised during the research term, which is initially six months and will expire in June 2025.

As consideration, the Company paid $0.5 million to Twist in February 2025. The Company can extend the research term by an additional six months by making an extension payment of $0.5 million. The Company can exercise the Twist Option by making an exercise payment of $1.5 million. As of March 31, 2025, the research term has not been extended and the Twist Option has not been exercised.

The Company concluded that the rights acquired under the Twist License Agreement have no alternative future use. Therefore, the consideration paid of $0.5 million was recognized as acquired in-process research and development expense, which is reported as a component of research and development expense for the year ended December 31, 2024.

The Company is also required to pay Twist up to an aggregate of $5.0 million upon the achievement of certain regulatory milestone and up to $125.0 million per product upon the achievement of certain sales milestones by each such product. In addition, the Company is required to pay Twist tiered royalties on annual net sales with rates ranging in the mid to high-single digit. No additional amounts were paid by the Company to Twist nor were due as of March 31, 2025 pursuant to the Twist License Agreement.

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

HBM Alpha Therapeutics, Inc.

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

As consideration, the Company made a one-time upfront payment to HBM of $5.0 million in February 2025. Additionally, in January 2025, the Company issued pre-funded warrants to HBM and its affiliates that in total will be equal to 4.99% of the Company's outstanding common stock as of the date of exercise of such pre-funded warrants. The exercise period for the pre-funded warrants expires in June 2025.

The Company concluded that the rights acquired under the HBM License Agreement have no alternative future use. Therefore, the consideration paid of $5.0 million, along with the initial fair value of the pre-funded warrants issued of $0.7 million (see Note 3 “Fair Value Measurements — Warrant Liability”), was recognized as acquired in-process research and development expense, which is reported as a component of research and development expense for the three months ended March 31, 2025.

The Company is also obligated to pay HBM up to an aggregate of $390.0 million upon the achievement of certain development, regulatory, and sales milestones. In addition, the Company is required to pay to HBM certain mid to high-single digit tiered royalties on aggregate annual net sales of licensed products during the applicable royalty term, subject to certain customary reductions.

The Company may terminate the HBM License Agreement on a licensed product-by-licensed product basis or in its entirety at any time for convenience upon prior written notice provided within a specified period of time. Either the Company or HBM may also terminate the HBM License Agreement (i) in the event the other party shall have materially breached its obligations thereunder and such default shall have continued for a specified period after written notice thereof or (ii) upon the bankruptcy or insolvency of the other party. HBM may terminate the HBM License Agreement upon prior written notice if the Company (i) ceases all development or commercialization activities for a specified period of time, subject to certain exceptions, or (ii) challenges the validity, enforceability or scope of any of the patents licensed by the Company to HBM under the HBM License Agreement, subject to certain conditions.

8. Capital Structure

Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of common stock are entitled to dividends if and when declared by the board of directors of the Company. The holder of each share of common stock is entitled to one vote. As of March 31, 2025, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	March 31,	December 31,
	2025	2024
Common stock warrants, issued and outstanding	14,794,341	12,687,000
Stock options, issued and outstanding	3,284,576	3,523,655
Restricted stock units, issued and outstanding	2,279,435	2,239,710
Shares available for future issuance under 2020 Equity Incentive Plan	4,312,253	2,001,335
Shares available for future issuance under 2020 Employee Stock Purchase Plan	1,349,079	926,767
Total shares reserved	26,019,684	21,378,467

9. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$126	$579
General and administrative	418	983
Total stock-based compensation expense	$544	$1,562

Restricted Stock Units (“RSUs”)

As of March 31, 2025, the Company had 512,800 RSUs outstanding subject to performance-based vesting conditions, of which none are considered probable of achievement.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(14,041)	$(11,625)
Denominator:
Weighted-average shares of common stock outstanding	43,944,946	41,096,231
Net loss per share, basic and diluted	$(0.32)	$(0.28)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	March 31,
	2025	2024
Shares subject to outstanding common stock warrants	12,687,000	12,687,000
Shares subject to outstanding common stock options	3,284,576	3,869,873
Shares subject to outstanding RSUs	2,279,435	4,037,200
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	248,960	107,634
Total	18,499,971	20,701,707

11. Related Party Transactions

Effective December 20, 2024, Kirk Ways, M.D., a member of the board of the directors, began serving as the Company’s interim Chief Medical Officer pursuant to a consulting agreement. During the three months ended March 31, 2025, the Company recognized compensation expense of $0.3 million which is included in research and development expenses on the statement of operations and comprehensive loss. As of March 31, 2025, the Company accrued compensation expense of $0.1 million which is included in accrued expenses and other current liabilities on the balance sheet.

12. Subsequent Events

Reduction in Force

On April 21, 2025, the board of directors approved a plan to implement a workforce reduction of 55% to prioritize development and potential accelerated approval of tralesinidase alfa enzyme replacement therapy for the treatment of Sanfilippo Syndrome Type B. The workforce reduction was effective immediately, with a termination date of May 2, 2025 for affected individuals. Affected individuals will be offered separation benefits, including severance payments and healthcare coverage assistance.

The final costs, charges and expenditures relating to the workforce reduction will not be known until all related activities have been completed. The Company estimates that it will incur approximately $0.9 million in cash charges in connection with the workforce reduction, consisting of expenses related to severance payments and healthcare coverage assistance and related costs. The Company expects that most of these estimated charges will be recorded in the second quarter of 2025 and the execution of the workforce reduction will be completed during the second quarter of 2025.

The estimate of the costs, charges and expenditures that the Company expects to incur in connection with the workforce reduction, and the timing thereof, are preliminary estimates based on the Company’s current expectations and are subject to a number of assumptions, and actual amounts and results may differ materially from such estimates. In addition, the Company may incur other costs, charges, expenditures, impairments and other impacts not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction.

Nasdaq Delisting

As previously reported, on April 26, 2024, the Company received a written notification from the Listing Qualifications Staff of Nasdaq notifying the Company that because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, it no longer complied with the minimum bid price requirement for continued listing under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). Also as previously reported, on October 24, 2024, the Company received an additional notification from the Listing Qualifications Staff of Nasdaq notifying the Company that the staff had approved the Company’s application to list its stock on the Nasdaq Capital Market, that the Company’s securities would be transferred to the Nasdaq Capital Market at the opening of business on October 28, 2024, and that the Company would be eligible for an additional 180 calendar day period, or until April 21, 2025, to regain compliance with the Minimum Bid Price Requirement.

On April 22, 2025, the Company received a written notification (the “Delisting Notice”) from Nasdaq that as a result of the Company’s ongoing failure to comply with the Minimum Bid Price Requirement, the Company’s common stock will be delisted from Nasdaq and trading in the Company’s stock will be suspended at the open of trading on April 29, 2025. In connection with the delisting and suspension, the Company expects that Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq.

The Company has appealed Nasdaq’s determination to its Hearings Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. However, pursuant to Nasdaq Listing Rule 5815(a)(1)(B)(ii)(d), a timely request for a hearing will not stay the trading suspension of the Company’s common stock as the Company was afforded the second 180 days compliance period described in Nasdaq Listing Rule 5810(c)(3)(A)(ii) and failed to regain compliance with the Minimum Bid Price Requirement during such period.

As a result of the suspension in trading and expected delisting, the Company’s common stock began trading publicly on the over-the-counter market on April 29, 2025 under its existing symbol “SPRB”. The Company is diligently working to regain compliance with all applicable requirements for continued listing on Nasdaq, including by seeking stockholder approval, at the Company’s upcoming 2025 Annual Meeting of Stockholders, to effect a reverse stock split of the Company’s common stock with a ratio in the range between and including 1-for-5 and 1-for-30, with such ratio to be determined by the Board. The Company intends to submit a plan to regain compliance to that effect to the Hearings Panel as part of the hearing process; however, there can be no assurances that the Hearings Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Hearings Panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”)and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 (the “Annual Report”). Unless otherwise indicated, all references in this Quarterly Report on Form 10-Q to “Spruce,” the “company,” “we,” “our,” “us” or similar terms refer to Spruce Biosciences, Inc.

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

Since our inception in November 2014, we have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidate, tildacerfont. While tildacerfont remains in development, since November 2024 we have shifted our focus to the development of tralesinidase alfa (“TA-ERT”). We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development of tildacerfont and any future product candidates.

Since inception, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2025 and 2024, we incurred net losses of $14.0 million and $11.6 million, respectively, and used $12.7 million and $15.0 million of cash in operations, respectively. As of March 31, 2025, we had an accumulated deficit of $264.3 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

Since inception through March 31, 2025, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our initial public offering (“IPO”) in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and the $15.0 million upfront payment from Kaken received in April 2023. As of March 31, 2025, we had cash and cash equivalents of $25.6 million.

Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2025 will be insufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report.

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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, and uncertainty about economic stability.

The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Material Agreements

Loan Agreement with Silicon Valley Bank

In September 2019, we entered into a Loan and Security Agreement, as subsequently amended (the “Loan Agreement”), with Silicon Valley Bank (“SVB”) providing for a term loan (the “Term Loan”) for an aggregate principal amount of $4.5 million.

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

As of March 31, 2025 and December 31, 2024, the outstanding principal was comprised of $1.4 million and $1.8 million, respectively, under the First Tranche. Repayment of principal under the First Tranche commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

We will recognize royalty and milestone revenues under the Kaken License Agreement if and when appropriate under the relevant accounting rules (see Note 7 “License and Purchase Agreements — Kaken Pharmaceutical Co, Ltd.” to our financial statements). We have not generated any revenues from the commercial sale of approved products and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense, for executive, finance, and other administrative functions. General and administrative expenses also include legal fees, professional fees, insurance costs, facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market LLC listing rules.

We expect that our general and administrative expenses will continue to increase in the foreseeable future as additional administrative personnel and services are required to manage these functions of a public company, and as we advance tildacerfont and TA-ERT through clinical development and potential regulatory approval.

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the Term Loan.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash and cash equivalents and the change in the fair value of the warrant liability.

Results of Operations

Comparisons of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Collaboration revenue	$—	$2,002	$(2,002)
Operating expenses:
Research and development	10,837	10,317	520
General and administrative	3,655	4,318	(663)
Total operating expenses	14,492	14,635	(143)
Loss from operations	(14,492)	(12,633)	(1,859)
Interest expense	(36)	(97)	61
Interest and other income, net	487	1,105	(618)
Net loss	$(14,041)	$(11,625)	$(2,416)

Collaboration Revenue

During the three months ended March 31, 2024, we recognized $2.0 million as collaboration revenue under the Kaken License Agreement. We did not recognize any collaboration revenue for the three months ended March 31, 2025.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
External expenses:
Clinical development	$8,593	$6,222	$2,371
Manufacturing	382	561	(179)
Preclinical studies	(49)	3	(52)
Other research and development	262	367	(105)
Internal expenses:
Personnel	1,568	3,072	(1,504)
Facilities and other	81	92	(11)
Total research and development expenses	$10,837	$10,317	$520

Research and development expenses increased by $0.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in clinical development expenses of $2.4 million was primarily related to the acquisition of SPR202 for $5.7 million, offset by decreased clinical development activities related to the discontinuation of the tildacerfont CAH development program of $3.4 million. There was also a decrease in personnel related expenses of $1.5 million due to a decrease in headcount and stock-based compensation expense.

For a description of the terms of our license and purchase agreements, see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease in stock-based compensation expense of $0.6 million.

Interest Expense

Interest expense was fairly consistent during the three months ended March 31, 2025 and 2024 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net decreased by $0.6 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease in interest income of $0.8 million due to lower yield earned on money market fund balances offset by a gain from a decrease in the fair value of the warrant liability of $0.2 million.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $264.3 million and $250.3 million, respectively. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $25.6 million and $38.8 million, respectively. Since inception through March 31, 2025, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and $15.0 million from the Kaken upfront payment received in April 2023.

Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us. Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2025 will be insufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern.

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

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, tildacerfont or any of our future product candidates. We expect our research and development expenses to increase significantly in the foreseeable future as we continue to invest in activities related to the clinical development and commercialization of TA-ERT and as we pursue regulatory approval of TA-ERT for the treatment of MPSIIIB. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we may never succeed in achieving regulatory approval for TA-ERT in patients with MPSIIIB.

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

•
the progress, costs, trial design, results of, and timing of our ongoing and planned clinical trials of our product candidates;
•
the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
•
the number and characteristics of product candidates that we may pursue;
•
our ability to manufacture sufficient quantities of our product candidates;
•
our plan to expand our research and development activities;
•
the costs associated with manufacturing our product candidates and establishing clinical and commercial supplies, and sales, marketing, and distribution capabilities;
•
our ability to enter into favorable out-licensing agreements for the development and commercialization of our product candidates;
•
the costs associated with commercialization;

•
the costs of acquiring, licensing, or investing in product candidates;
•
our ability to maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense, and enforcement of any patents or other intellectual property rights;
•
our need and ability to retain key management and hire scientific, technical, business, and medical personnel;
•
the effect of competing products and product candidates and other market developments;
•
the timing, receipt, and amount of sales from our product candidates and any future product candidates, if approved;
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems;
•
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, and the ongoing wars in Ukraine and Israel and related sanctions.

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

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic events, global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the wars in Ukraine and Israel and related sanctions, declines in economic growth, and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Material Cash Requirements

As of March 31, 2025, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $1.4 million. For a description of the terms of the Loan Agreement, see the section titled “Material Agreements — Loan Agreement with Silicon Valley Bank” above.

As of March 31, 2025, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.1 million.

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

We have also entered into license and collaboration agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. As of March 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of our license and collaboration agreements, see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(12,727)	$(14,958)	$2,231
Net cash used in financing activities	(411)	(227)	(184)
Net decrease in cash, cash equivalents, and restricted cash	$(13,138)	$(15,185)	$2,047

Operating Activities

Net cash used in operating activities decreased by $2.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to lower payments driven by decreased clinical development activities offset by payments made for asset acquisitions of $5.9 million. For a description of the terms of our license and purchase agreements, see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report.

Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was $0.4 million, consisting primarily of principal payments on the Term Loan of $0.4 million.

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Annual Report. During the three months ended March 31, 2025, there were no changes to our critical accounting estimates from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2025 consisted of $25.6 million in bank deposits and money market funds. Previously, we have held U.S treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of March 31, 2025 and December 31, 2024, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, high inflation due to geopolitical and macroeconomic events, as of March 31, 2025, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Ownership of Our Common Stock

If we are unable to regain compliance with all applicable requirements of the Nasdaq Capital Market (“Nasdaq”) and Nasdaq determines that it will not grant any request for our continued listing on Nasdaq, our delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.*

On April 26, 2024, we received a letter from Nasdaq Listing Qualifications, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00. In accordance with Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until October 23, 2024, to regain compliance with Nasdaq’s bid price requirement. On October 10, 2024, we applied to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Transfer”). On October 24, 2024, Nasdaq Listing Qualifications notified us that the Transfer was approved, effective October 28, 2024, and that, in connection with the Transfer, we were eligible for an additional 180 calendar day period, or until April 21, 2025 (the “Extended Compliance Date”), to regain compliance with the minimum closing bid price requirement.

On April 22, 2025, we received a written notification (the “Delisting Notice”) from Nasdaq that as a result of our ongoing failure to comply with the Minimum Bid Price Requirement, our common stock will be delisted from Nasdaq and trading in the Company’s stock will be suspended at the open of trading on April 29, 2025. In connection with the delisting and suspension, we expect that Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission, which will remove our securities from listing and registration on Nasdaq.

We appealed Nasdaq’s determination to its Hearings Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. However, pursuant to Nasdaq Listing Rule 5815(a)(1)(B)(ii)(d), a timely request for a hearing will not stay the trading suspension of the our common stock as we were afforded the second 180 days compliance period described in Nasdaq Listing Rule 5810(c)(3)(A)(ii) and failed to regain compliance with the Minimum Bid Price Requirement during such period.

As a result of the suspension in trading and expected delisting, our common stock began trading publicly on the over-the-counter market on April 29, 2025 under its existing symbol “SPRB”. The Company intends to submit a plan to regain compliance to that effect to the Hearings Panel as part of the hearing process; however, there can be no assurances that the Hearings Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Hearings Panel.

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

The trading price of our common stock has been, and may continue to be volatile, and you could lose all or part of your investment.*

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. For example, the closing price of our common stock from January 1, 2025 to May 1, 2025 has ranged from a low of $0.07 to a high of $0.43. These factors include:

•
the commencement, enrollment or results of our ongoing and planned clinical trials of tralesinidase alfa (“TA-ERT"), tildacerfont or any future clinical trials we may conduct of TA-ERT, tildacerfont and any future product candidates, or changes in the development status of tildacerfont, TA-ERT and any future product candidates;
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT and tildacerfont;
•
any delay in our regulatory filings for TA-ERT, tildacerfont and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results or delays in clinical trials as a result of outbreaks of contagious diseases, patient engagement, protocol amendments or otherwise;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval for TA-ERT, tildacerfont and any future product candidates;
•
changes in laws or regulations applicable to TA-ERT, tildacerfont and any future product candidates, including but not limited to clinical trial requirements for approvals;
•
the failure to obtain coverage and adequate reimbursement of TA-ERT, tildacerfont and any future product candidates, if approved;
•
changes in the structure of healthcare payment systems;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•
our inability to establish collaborations if needed;
•
our failure to commercialize TA-ERT, tildacerfont and any future product candidates;
•
unanticipated serious safety concerns related to the use of TA-ERT, tildacerfont and any future product candidates;
•
introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
•
announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•
our ability to effectively manage our growth;
•
the size and growth, if any, of the markets for MPS-IIIB (Sanfilippo Syndrome Type B), major depressive disorder, and other disorders that we may target;
•
actual or anticipated variations in quarterly or annual operating results;
•
our cash position;
•
our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•
publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
fluctuations in the market valuation of companies perceived by investors to be comparable to us;
•
overall performance of the equity markets;
•
issuances of debt or equity securities;
•
sales of our common stock by us, our insiders or our other stockholders in the future;
•
share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•
trading volume of our common stock;
•
changes in accounting practices;
•
ineffectiveness of our internal controls;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•
significant lawsuits, including patent or stockholder litigation;
•
geopolitical and macroeconomic conditions, including global trade disputes and the wars in Ukraine and Israel and related sanctions; and
•
other events or factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, many of which are beyond our control.

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

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.*

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

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including being permitted to provide only two years of audited financial statements, in addition to any required financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until December 31, 2025, or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Quarterly Report, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2025, there were 42,231,285 shares of our common stock outstanding.

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

•
a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•
a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•
a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president, or by a majority of the total number of authorized directors;
•
advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•
a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•
a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•
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

Risks Related to Our Business and Industry

We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, TA-ERT, tildacerfont, SPR202, SPR204 and any future product candidates.*

We are a late-stage biopharmaceutical company founded in 2014, and our operations to date have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidates. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any product revenue. For the three months ended March 31, 2025 and 2024 we reported net losses of $14.0 million and $11.6 million, respectively. As of March 31, 2025, we had an accumulated deficit of $264.3 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, seek regulatory approvals for, and commercially launch TA-ERT, tildacerfont and our other current and future product candidates, if approved. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

We will need substantial additional financing to develop our product candidates and implement our operating plan. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the clinical development of, and seek regulatory approval for, TA-ERT, tildacerfont and our other current and future product candidates. We will require significant additional amounts in order to prepare for commercialization, and, if approved, to launch and commercialize TA-ERT, tildacerfont and our other current and future product candidates.

As of March 31, 2025, we had cash and cash equivalents of $25.6 million. In October 2020, we consummated our IPO and issued 6,900,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under the Kaken License Agreement.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

We will require additional capital for the further development and commercialization of TA-ERT, tildacerfont and our other current and future product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including global trade disputes and the ongoing wars in Ukraine and Israel and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of tildacerfont or other research and development initiatives. We also could be required to seek collaborators for our current product candidates and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our current product candidates and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.*

For the three months ended March 31, 2025, we had incurred a net loss of $14.0 million and used $12.7 million of cash in operations. As of March 31, 2025, we had an accumulated deficit of $264.3 million and cash and cash equivalents of $25.6 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us. Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of March 31, 2025 will be insufficient to fund our operations and debt obligations for at least twelve months following the issuance date of our financial statements included elsewhere in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In Studies 201 and 202, TA-ERT was shown to significantly and durably normalize HS and HS-NRE levels over a five-year period. In Study 201, TA-ERT was shown to normalize liver and spleen volume, while reducing cortical grey matter volume, reflecting removal of HS deposits from these target organs. We also believe that early intervention with TA-ERT stabilizes cognitive decline in patients with MPSIIIB. In Study 201, patients with early disease, as defined by baseline cognition Bayley Scales of Infant and Toddler Development, Third Edition (“BSID-III”) or the Kaufman Assessment Battery for Children, Second Edition (“KABC-II”) Cognition AEq>40 months or Cognitive Disease Quotient>75, seven of ten patients (70%) demonstrated disease stability, or no meaningful loss of cognitive function at endpoint evaluation, as defined by BSID-III/KABC-11 cognition AEq ≥6 change from baseline. Three of twelve patients (25%) with more progressed disease demonstrated disease stability at endpoint evaluation.

In March 2024, in a type C meeting with the FDA, the FDA confirmed to Allievex that HS-NRE is deemed to be a biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also confirmed that the completed clinical and nonclinical studies of TA-ERT were sufficient for a biologics license application (BLA) submission and provided guidance around key design elements of a confirmatory Phase 3 trial (placebo-controlled 5-year study with a 2-year interim analysis in 14 patients), which must be initiated prior to potential accelerated approval of TA-ERT. We intend to submit the BLA for TA-ERT for the treatment of MPSIIIB in the first half of 2026.

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

The success of TA-ERT, tildacerfont and our other current and future product candidates will depend on several factors, including the following:

•
successful enrollment, site expansion and activation and patient engagement in our ongoing and planned clinical trials;
•
successful completion of our ongoing and planned clinical trials with favorable results;
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT, tildacerfont and our other current and future product candidates;
•
demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•
the outcome, timing, and cost of meeting regulatory requirements established by the FDA, the European Commission, EMA, and other comparable foreign regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including one or more new drug applications (“NDAs”) from the FDA, and maintaining such approvals;
•
establishing commercial manufacturing capabilities and receiving/importing commercial supplies approved by the FDA and other regulatory authorities from any future third-party manufacturer;
•
establishing sales, marketing, and distribution capabilities and commercializing tildacerfont, if approved, whether alone or in collaboration with others;
•
establishing and maintaining patent and trade secret protection and regulatory exclusivity for TA-ERT, tildacerfont and our other current and future product candidates;
•
maintaining an acceptable safety profile of tildacerfont following approval; and
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market, and sell tildacerfont to physicians, patients, healthcare payors, and others in the medical community.

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

We intend to seek FDA approval of TA-ERT for MPS IIIB through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond the confirmatory Phase 3 trial that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approval.*

We intend to submit a BLA seeking accelerated approval based on existing clinical data, however there can be no assurance that such submission or application will be accepted for filing by the FDA or that approval will be granted on a timely basis, or at all. For example, in March 2024, in a type C meeting with the FDA, the FDA confirmed that HS-NRE is deemed to be a biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also confirmed that the completed clinical and nonclinical studies of TA-ERT were sufficient for a biologics license application BLA submission and provided guidance around key design elements of a confirmatory trial (placebo-controlled 5-year study with a 2-year interim analysis in 14 patients), which must be initiated prior to potential accelerated approval of TA-ERT. Based, in part, on these discussions, we intend to submit the BLA for TA-ERT for the treatment of MPSIIIB in the first half of 2026. Failure to obtain accelerated approval would result in a longer time period to commercialization, if any, and would increase the cost of development and harm our competitive position in the marketplace.

Our clinical trials may fail to adequately demonstrate that our product candidates are well tolerated and provide sufficient clinical benefits for patients, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. We are seeking to develop treatments for MPS IIIB, MDD, congenital adrenal hyperplasia (CAH), and post-bariatric hypoglycemia (PBH). We intend to seek accelerated approval of TA-ERT for MPS IIIB based on existing clinical data. As a condition of seeking such approval of a BLA from the FDA, we will initiate a confirmatory Phase 3 trial, which must be initiated prior to potential accelerated approval of TA-ERT. We intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in the first half of 2026. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of TA-ERT and tildacerfont in other indications.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*

The biopharmaceutical industry is characterized by intense competition and rapid innovation and our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than TA-ERT, tildacerfont, SPR202 and SPR204. We believe the key competitive factors that will affect the development and commercial success of our product candidates are, among other things:

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

Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT, tildacerfont and our other current and future product candidates.*

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical and clinical testing is expensive and difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of TA-ERT and tildacerfont, and preclinical studies of SPR202 and SPR204 may not be predictive of the results of later-stage clinical trials, and interim results of a trial do not necessarily predict final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, we plan to use doses in our clinical trials for TA-ERT and tildacerfont that may not be safe or efficacious doses. As such, our hypotheses of efficacy may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. We have faced significant setbacks as we conducted our two Phase 2b clinical trials for tildacerfont in adult patients with classic CAH, and we may continue to face such setbacks in our other development programs, which may delay or prevent regulatory approval of tildacerfont. For example, due to not meeting its primary efficacy endpoint, we terminated our CAHmelia-203 trial in March 2024 and our CAHmelia-204 trial in December 2024. Additionally, the prior sponsor of TA-ERT, Allievex, discontinued clinical development due to financial constraints.

Further, if patients drop out of our clinical trials, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to initiate or continue our clinical trials for TA-ERT, tildacerfont and our other current and future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA and comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population especially in the case of an orphan indication, the proximity of patients to clinical sites, competition with other organizations or our own clinical trials for clinical trial sites or patients, the eligibility and exclusion criteria for the clinical trial, the design of the clinical trial, competing clinical trials, patient engagement, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In particular, one indication for which we are evaluating TA-ERT is a rare neurodegenerative pediatric disorder with limited patient populations from which to draw participants in clinical trials. For example, we estimate the MPS-IIIB population in the United States is less than 200 patients. We are and will be required to identify and enroll a sufficient number of patients with the disorder under investigation for our clinical trials of TA-ERT. Potential patients may not be adequately diagnosed or identified with the disorders which we are targeting or may not meet the entry criteria for our clinical trials. Additionally, other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting these same disorders and are recruiting clinical trial patients from these patient populations, which may delay or make it more difficult to fully enroll our clinical trials. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

•
the FDA or comparable foreign regulatory authorities’ failure to accept our proposed manufacturing processes and suppliers and/or requirement to provide additional information regarding our manufacturing processes before providing marketing authorization;

•
obtaining regulatory authorizations to commence a clinical trial or reaching a consensus with regulatory authorities on clinical trial design or implementation;
•
any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
obtaining approval from one or more institutional review boards (“IRBs”) or positive opinions from Ethics Committees (“ECs”);
•
IRBs or ECs refusing to approve or issuing a negative opinion, suspending, varying or terminating the clinical trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval or positive opinion of the clinical trial;
•
changes to clinical trial protocols and related operationalization of such changes at clinical trial sites;
•
selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT and tildacerfont;
•
sites not timely activating, delaying screening activities, or deviating from clinical trial protocols;
•
manufacturing sufficient quantities of TA-ERT, tildacerfont or our other current and future product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
•
subjects choosing an alternative treatment for the indications for which we are developing TA-ERT, tildacerfont and our other current and future product candidates, or participating in competing clinical trials;
•
lack of subject engagement in the clinical trials or subjects dropping out of a clinical trial;
•
lack of adequate funding to continue the clinical trial, such as that experienced by Allievex in relation to the continued development of TA-ERT;
•
subjects experiencing severe or unexpected drug-related adverse effects;
•
occurrence of SAEs in clinical trials of the same class of agents conducted by other companies;
•
a facility manufacturing our product candidates or any of its components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”), regulations or other applicable requirements, or infections or cross-contaminations of our product candidates in the manufacturing process;
•
any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
•
third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (“GCP”), or other regulatory requirements;
•
third-party contractors not performing data collection or analysis in a timely or accurate manner;
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•
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

If we experience delays in the completion of, or termination of, any clinical trial of TA-ERT, tildacerfont or our other current and future product candidates, the commercial prospect of TA-ERT, tildacerfont or our other current and future product candidates will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of TA-ERT, tildacerfont or our other current and future product candidates. Further, delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize TA-ERT and tildacerfont and our competitors may be able to bring products to market before we do, and the commercial viability of TA-ERT and tildacerfont could be significantly reduced. Any of these occurrences may harm our business, financial condition, and prospects significantly.

TA-ERT and tildacerfont are, and our other current and future product candidates will be, subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize TA-ERT, tildacerfont and our other current and future product candidates.*

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market TA-ERT, tildacerfont or any other current or future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market TA-ERT, tildacerfont or any other current or future product candidates in the United States until we receive approval of an NDA or BLA from the FDA. Similar requirements and risks are applicable in foreign markets. We have not previously submitted an NDA or BLA to the FDA, or similar drug approval filings to comparable foreign authorities.

Prior to obtaining approval to commercialize a product candidate in the United States or in foreign markets, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for TA-ERT, tildacerfont and any future product candidates either prior to or post-approval, or may object to elements of our clinical development program.

TA-ERT, tildacerfont and our other current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by people using drugs similar to TA-ERT, tildacerfont and our other current and future product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
the FDA or comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any of its proposed indications;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
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
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any of the above events could prevent us from achieving market approval of TA-ERT, tildacerfont or our other current and future product candidates and could substantially increase the costs of commercializing TA-ERT, tildacerfont or our other current and future product candidates. The demand for TA-ERT, tildacerfont or any future product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

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

Even if we eventually complete clinical trials and receive approval of an NDA, BLA or foreign marketing application for TA-ERT, tildacerfont and our other current and future product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy (“REMS”) or comparable foreign strategies which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

If the market opportunities for TA-ERT, tildacerfont and our other current and future product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.*

If the size of the market opportunities in each of our target indications for our product candidates and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development on treatments for neurological disorders. For example, we believe that TA-ERT has the potential to bring therapeutic benefit to patients suffering from MPSIIIB. Given the relatively small number of patients who have MPSIIIB, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these disorders. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, due to the lack of available treatment options, newborn screening programs have not been widely adopted for the detection of MPSIIIB. As a result, patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In addition, the potentially addressable patient population for MPSIIIB may be limited or may not be amenable to treatment with TA-ERT, if approved. Further, even if we obtain significant adoption and market penetration for TA-ERT in MPSIIIB, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting this same disorder.

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

As with the FDA, obtaining approval of a Marketing Authorization Application (“MAA”) from the European Commission, following the related opinion of the Committee for Medicinal Products for Human Use, is a similarly lengthy and expensive process and the EMA has its own procedures for assessing product candidates. Regulatory authorities in jurisdictions outside of the United States and the EU also have requirements for approval for product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of TA-ERT in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of TA-ERT will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

We currently have no marketing and sales organization and have yet to commercialize a product. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell TA-ERT, tildacerfont and our other current and future product candidates, we may not be able to generate product revenues.*

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. To commercialize our product candidates and any future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We intend to build a highly specialized commercial organization to support the commercialization of TA-ERT, if approved, in the United States.

The establishment and development of our own sales force or the establishment of a contract sales force to market our product candidates and any future product candidates will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts. To the extent we rely on third parties to commercialize our product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized TA-ERT and tildacerfont and any future product candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize TA-ERT or any future product candidates.

Unfavorable U.S. and global economic and geopolitical conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global economic and business activities have been, and may continue to be, disrupted and volatile due to many factors, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and Israel and related sanctions, declines in economic growth, and uncertainty about economic stability, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

Use of TA-ERT, tildacerfont or our other current and future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of TA-ERT, tildacerfont and our other current and future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by TA-ERT, tildacerfont and our other current and future product candidates could cause us or regulatory authorities to interrupt, delay, terminate or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 400 subjects across ten completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase (“ALT”) between five and nine times the ULN, elevations in aspartate aminotransferase (“AST”) less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for tildacerfont for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Furthermore, if TA-ERT, tildacerfont and our other current and future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product candidate, a number of potentially significant negative consequences could result, including:

•
we may be forced to suspend marketing of that product, or decide to remove the product form the marketplace;
•
regulatory authorities may withdraw approvals or suspend or change their approvals of such product or place restrictions on the way it is prescribed;
•
regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•
we may be required to change the way the product is administered;
•
we could be subject to fines, injunctions, or the imposition of criminal or civil penalties;
•
we could be sued and held liable for harm caused to patients; and
•
the product may become less competitive, and our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of TA-ERT, tildacerfont and our other current and future product candidates, if approved, and could significantly harm our business, results of operations, and prospects.

If we receive regulatory approval for TA-ERT, tildacerfont and our other current and future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.*

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals, or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Comparable foreign regulatory authorities may impose similar requirements in their markets.

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

•
issue warning letters or untitled letters;
•
mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such products;
•
require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•
seek an injunction or impose civil or criminal penalties or monetary fines;
•
suspend, withdraw or modify regulatory approval;
•
suspend, terminate or modify any ongoing clinical trials;
•
require that we conduct post-market studies;
•
refuse to approve pending applications or supplements to applications filed by us;
•
grant approval for narrower indications than we requested;
•
suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•
seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize TA-ERT, tildacerfont and our other current and future product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

The policies of the FDA and other regulatory authorities, including foreign regulatory authorities, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for TA-ERT, tildacerfont and our other current and future product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.

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

Even if we obtain regulatory approval for TA-ERT, tildacerfont and our other current and future product candidates, they may not gain market acceptance among physicians, patients, healthcare payors and others in the medical community.*

TA-ERT, tildacerfont and our other current and future product candidates may not be commercially successful. The commercial success of TA-ERT, tildacerfont or our other current and future product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of TA-ERT, tildacerfont or our other current and future products, if approved, will depend on a number of factors, including:

•
the clinical indications for which such product candidate is approved;
•
physicians and patients considering the product as a safe and effective treatment;
•
the potential and perceived advantages of the product over alternative treatments;
•
the prevalence and severity of any side effects;
•
product labeling or product insert requirements of the FDA or other regulatory authorities;
•
limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•
the timing of market introduction of the product as well as competitive products;
•
the cost of treatment in relation to alternative treatments;
•
the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•
the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•
relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•
the effectiveness of our sales and marketing efforts and those of any collaboration or distribution partner on whom we rely for sales in foreign jurisdictions.

If TA-ERT, tildacerfont or any other current or future product candidate is approved but fails to achieve market acceptance among physicians, patients, healthcare payors or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition, and results of operations. Our commercial success also depends on coverage and adequate reimbursement by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our product candidates. In addition, even if TA-ERT, tildacerfont and any other current or future product candidate gains acceptance, the markets for the treatment of patients with our target indications may not be as significant as we estimate.

If TA-ERT, tildacerfont and any other current or future product candidate is approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians prescribe or use TA-ERT, tildacerfont and any other current or future product candidates off-label, we may become subject to prohibitions on the sale or marketing of TA-ERT, tildacerfont and any other current or future product candidates, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.*

The FDA, DOJ, and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products following approval. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling and Summary of Product Characteristics. However, if we receive marketing approval for TA-ERT, tildacerfont and any other current or future product candidates, physicians can prescribe such product to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgement. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities, incur penalties, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities, including comparable foreign authorities, have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities, or comparable foreign regulatory authorities, to have engaged in the promotion of TA-ERT, tildacerfont or any other current or future product candidate for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Coverage and reimbursement may be limited or unavailable in certain market segments for TA-ERT, tildacerfont and our other current or future product candidates, which could make it difficult for us to sell TA-ERT, tildacerfont and our other current or future product candidates profitably.*

Successful sales of TA-ERT, tildacerfont and any other current or future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from U.S. governmental healthcare programs, such as Medicare and Medicaid, or comparable foreign healthcare programs, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development on treatments for serious disorders, some of which have relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and the amount of reimbursement they will provide. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective, and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement. If we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use TA-ERT, tildacerfont or any other current or future product candidate unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. Additionally, the reimbursement rates and coverage amounts may be affected by the approved label for TA-ERT, tildacerfont or any other current or future product candidate. If coverage and reimbursement of our future products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In addition, the market for TA-ERT, tildacerfont and any other current or future product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of TA-ERT, tildacerfont and any other current or future product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Further, coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

We intend to seek approval to market TA-ERT and tildacerfont in the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for TA-ERT or tildacerfont, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate. In addition, market acceptance and sales of a product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for a product and may be affected by existing and future health care reform measures.

Current and future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize TA-ERT, tildacerfont and any other current or future product candidates and may affect the prices we may set.*

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs.

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

Even if we obtain the necessary regulatory approvals, a variety of risks associated with marketing TA-ERT, tildacerfont and any other current or future product candidates internationally could materially adversely affect our business.*

We plan to seek regulatory approval for TA-ERT, tildacerfont and any other current or future product candidates internationally. Even if we obtain such approvals, we will nevertheless be subject to additional risks related to operating in foreign countries, including:

•
differing regulatory requirements in foreign countries, including differing reimbursement, pricing and insurance regimes;
•
the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
•
unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration, and labor laws for employees living or traveling internationally;
•
foreign taxes, including withholding of payroll taxes;

•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•
difficulties staffing and managing foreign operations;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
potential liability under the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) or comparable foreign regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities internationally; and
•
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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2025, we had 20 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, and motivating additional employees;

•
managing our internal development efforts effectively, including the clinical and regulatory review process for our product candidates and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a term loan (the “Term Loan”) with SVB for an aggregate principal amount of $4.5 million. In March 2021, we entered into the First Amendment to Loan and Security Agreement (the “First Amendment”), which increased the aggregate principal amount of the Term Loan to up to $30.0 million, of which $20.0 million was immediately available under the first tranche (the “First Tranche”) and $10.0 million was available under the second tranche through December 31, 2022 (the “Second Tranche”) subject to the completion of certain clinical or financial milestones. In May 2022, we entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022. Repayment of principal on the First Tranche commenced in January 2023. As of March 31, 2025, we had $1.4 million outstanding under the Loan Agreement. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026.

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

For a more detailed description of the terms of the Loan Agreement, see the section titled “Item. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Agreements—Loan Agreement with Silicon Valley Bank” and Note 6 to our financial statements, each included elsewhere in this Quarterly Report.

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

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.*

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce TA-ERT and tildacerfont. Our ability to obtain clinical supplies of TA-ERT, tildacerfont and any other current or future product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

If we obtain regulatory approval for TA-ERT or tildacerfont and begin commercializing those products in the United States and in Europe, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or comparable foreign healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

•
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
•
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
•
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
•
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
•
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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of TA-ERT, tildacerfont and any future product candidates.*

We face an inherent risk of product liability as a result of the clinical testing of TA-ERT, tildacerfont and any future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if TA-ERT, tildacerfont or any future product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of TA-ERT and tildacerfont. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for TA-ERT, tildacerfont and any future product candidates;
•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
initiation of investigations by regulatory authorities;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to trial participants or patients;
•
product recalls, withdrawals or labeling, marketing, or promotional restrictions;
•
loss of revenue;
•
exhaustion of any available insurance and our capital resources;
•
the inability to commercialize TA-ERT, tildacerfont and any future product candidates; or
•
a decline in our share price.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2023 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of March 31, 2025, we recorded a full valuation allowance on our net deferred tax assets.

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

Risks Related to Our Reliance on Third Parties

We depend on intellectual property licensed from others, the termination of which could result in the loss of significant rights, which would harm our business.*

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from others. For example, we entered into a license agreement with Eli Lilly and Company (“Lilly”) in May 2016 pursuant to which we were granted an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how, and proprietary materials relating to certain CRF1 receptor antagonist compounds. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize tildacerfont. In addition, we entered into a license agreement with BioMarin Pharmaceutical Inc. in October 2019 pursuant to which we obtained a limited exclusivity, royalty bearing, and sublicensable license to certain technology, patent rights, know-how, and proprietary materials relating to certain enzyme replacement therapy products. We entered into a collaboration and license agreement with HBM Alpha Therapeutics, Inc (“HBM”) in January 2025 pursuant to which we obtained a limited exclusivity, royalty bearing, and sublicensable license to certain technology, patent rights, manufacturing rights, know-how, and proprietary materials relating to certain compounds developed by HBM (the “HBM License Agreement”). We also entered into an antibody license agreement with Twist Bioscience Corporation in December 2024 (“Twist”), pursuant to which we obtained a license for purposes of evaluating certain antibodies for commercial development (“Antibody License Agreement”).

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below under “Risks Related to Our Intellectual Property.” If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize TA-ERT, tildacerfont, and our other product candidates.*

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for TA-ERT and tildacerfont. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and non-clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, suspended, varied, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize TA-ERT, tildacerfont and any future product candidates. As a result, our financial results and the commercial prospects for TA-ERT, tildacerfont and any future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of TA-ERT, tildacerfont and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture TA-ERT, tildacerfont and any future product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production. In particular, we currently rely on a single-source manufacturer for drug product, and a single-source manufacturer for drug substance.

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”), and the finished products of TA-ERT, tildacerfont or the associated packaging used in our current product format and we may rely on single source suppliers for clinical supply of API and drug products of TA-ERT and tildacerfont. We will need to identify and qualify a third-party manufacturer prior to commercialization of TA-ERT and tildacerfont, and we intend to enter into agreements for commercial production with third-party suppliers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop TA-ERT, tildacerfont and any future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of TA-ERT, tildacerfont and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

The facilities used by our contract manufacturers to manufacture TA-ERT, tildacerfont and any future product candidates must be approved by the applicable regulatory authorities, including the FDA or comparable foreign regulatory authorities, pursuant to inspections that will be conducted after an NDA, BLA or comparable foreign regulatory marketing application is submitted. We currently do not control the manufacturing process of TA-ERT or tildacerfont and are completely dependent on our contract manufacturing partners for compliance with the FDA’s and comparable foreign regulatory authorities’ cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s and comparable foreign regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA or comparable foreign regulatory approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of TA-ERT, tildacerfont or any future product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market TA-ERT, tildacerfont and any future product candidates.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of TA-ERT, tildacerfont or any future product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of TA-ERT, tildacerfont may occur in the future. In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

•
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
•
patent applications may not result in any patents being issued;
•
patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or may otherwise not provide any competitive advantage;
•
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
•
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
•
any successful opposition to any patents owned by or licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop;
•
because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates, any future product candidates, and other proprietary technologies and their uses;
•
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
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
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

•
others may be able to make compounds that are similar to TA-ERT, SPR202, tildacerfont and any future product candidates but that are not covered by the claims of our patents;
•
others may be able to make and use TA-ERT, SPR202, tildacerfont and any future product candidates in countries where valid enforceable patents are not obtained;
•
we might not have been the first to make the inventions covered by our pending patent applications;
•
we might not have been the first to file patent applications for these inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies;
•
any patents that we obtain may not provide us with any competitive advantages;
•
we may not develop additional proprietary technologies that are patentable;
•
our competitors might conduct research and development activities in countries where we do not have patent rights or where patent protection is weak and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our products;
•
we cannot ensure that we will be able to successfully commercialize our products on a substantial scale, if approved, before the relevant patents that we own or license expire;
•
others may obtain patents that cover the use or manufacture of TA-ERT, SPR202, or tildacerfont; or
•
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

In January 2025, we entered into the HBM License Agreement with HBM. Pursuant to the HBM License Agreement, we obtained an exclusive license to a specified product candidate developed by HBM in all countries outside of mainland China, Taiwan, Hong Kong, and Macau, for upfront consideration of $5.0 million and the issuance to HBM of a pre-funded warrant equal to 4.99% of our outstanding common stock as of the date of issuance of such warrant. Furthermore, we are obligated to pay HBM up to an aggregate of $390.0 million upon the achievement of certain development, regulatory, and sales milestones. In addition, we are required to pay to HBM certain mid to high-single digit tiered royalties on aggregate annual net sales of licensed products during the applicable royalty term, subject to certain customary reductions.

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

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe on intellectual property rights of the licensor that are not subject to the license agreement;
•
our right to sublicense intellectual property rights to third parties under collaborative development relationships;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and
•
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

Geo-political actions in the United States and in foreign countries (such as, the Russia and Ukraine conflict; retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. As another example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

•
some patent applications in the United States may be maintained in secrecy until the patents are issued;
•
patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived;
•
pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates, and any future product candidates or the use of our technologies, our product candidates, and any future product candidates;

•
identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims;
•
patent applications in the United States are typically not published until 18 months after the priority date; and
•
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

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.*

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements, including the HBM License Agreement with HBM, and the Antibody License Agreement with Twist, will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•
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
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and any future product candidates;
•
a collaborator with marketing, manufacturing, and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•
we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
•
collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•
disputes may arise between us and a collaborator that causes the delay or termination of the research, development, or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;

•
collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;
•
we may not be able to obtain intellectual property rights in technologies or products resulting from the collaboration; under certain situations, the collaborators may provide us with an option to negotiate a license to such developed technologies or products, however, we may not be able to negotiate such license; and
•
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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020

3.2	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020

4.1	Form of 2025 Pre-Funded Warrant to Purchase Common Stock	10-K	001-39594	4.7	April 15, 2025

10.1*	Collaboration and License Agreement, dated January 15, 2025, by and between Spruce Biosciences, Inc. and HBM Alpha Therapeutics, Inc.	10-K	001-39594	10.28	April 15, 2025

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

* Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the registrant has determined that the information is the type that the registrant customarily and actually treats as private or confidential and is not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRUCE BIOSCIENCES, INC.

Date: May 6, 2025	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)