Form 10-Q
period 2025-06-30
SPRUCE BIOSCIENCES, INC.
filed 2025-08-14
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-39594

Spruce Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2154263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Boulevard, Suite 740 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 655-4168

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPRBD	OTCQB

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

As of August 12, 2025, the registrant had 563,042 shares of common stock, $0.0001 par value per share, outstanding.

Summary of Risks Associated With Our Business

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

We face risks and uncertainties associated with our business, many of which are beyond our control. Some of the material risks associated with our business include the following:

•
If we are unable to regain compliance with all applicable requirements of the Nasdaq Capital Market (“Nasdaq”), our delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
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
•
We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, tralesinidase alfa (“TA-ERT”), tildacerfont, and SPR202 and any future product candidates.
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
•
If we are unable to obtain and maintain sufficient intellectual property protection for TA-ERT, tildacerfont, SPR202, any future product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize TA-ERT, tildacerfont, and SPR202, if approved, any future product candidates, and other proprietary technologies if approved, may be adversely affected.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$16,387	$38,753
Prepaid expenses	1,868	3,177
Other current assets	2,698	2,276
Total current assets	20,953	44,206
Right-of-use assets	803	934
Other assets	64	69
Total assets	$21,820	$45,209
LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$807	$1,295
Accrued expenses and other current liabilities	6,310	12,329
Term loan, current portion	943	1,622
Total current liabilities	8,060	15,246
Lease liabilities, net of current portion	580	736
Term loan, net of current portion	—	124
Other liabilities	—	282
Total liabilities	8,640	16,388
Commitments and contingencies
Series A redeemable preferred stock, $0.0001 par value; 1 share authorized, issued and outstanding as of June 30, 2025; no shares authorized, issued or outstanding as of December 31, 2024	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 563,042 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	279,556	279,089
Accumulated deficit	(266,376)	(250,268)
Total stockholders’ equity	13,180	28,821
Total liabilities, redeemable preferred stock, and stockholders’ equity	$21,820	$45,209

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$1,610	$—	$3,612
Operating expenses:
Research and development	(430)	8,090	10,407	18,407
General and administrative	3,122	3,556	6,777	7,874
Total operating expenses	2,692	11,646	17,184	26,281
Loss from operations	(2,692)	(10,036)	(17,184)	(22,669)
Interest expense	(29)	(83)	(65)	(180)
Interest and other income, net	654	938	1,141	2,043
Net loss and comprehensive loss	(2,067)	(9,181)	(16,108)	(20,806)
Net loss per share, basic and diluted	$(3.50)	$(16.73)	$(27.36)	$(37.94)
Weighted-average shares of common stock outstanding, basic and diluted	591,137	548,789	588,653	548,344

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	563,042	$—	$279,633	$(264,309)	$15,324
Stock-based compensation	—	—	(77)	—	(77)
Net loss	—	—	—	(2,067)	(2,067)
Balance as of June 30, 2025	563,042	$—	$279,556	$(266,376)	$13,180

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	563,042	$—	$279,089	$(250,268)	$28,821
Stock-based compensation	—	—	467	—	467
Net loss	—	—	—	(16,108)	(16,108)
Balance as of June 30, 2025	563,042	$—	$279,556	$(266,376)	$13,180

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	548,677	$—	$275,481	$(208,857)	$66,624
Issuance of common stock related to employee stock purchase plan	1,576	—	52	—	52
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	392	—	(11)	—	(11)
Stock-based compensation	—	—	1,685	—	1,685
Net loss	—	—	—	(9,181)	(9,181)
Balance as of June 30, 2024	550,645	$—	$277,207	$(218,038)	$59,169

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	547,019	$—	$273,741	$(197,232)	$76,509
Exercise of common stock options	1,595	—	180	—	180
Issuance of common stock related to employee stock purchase plan	1,576	—	52	—	52
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	455	—	(13)	—	(13)
Stock-based compensation	—	—	3,247	—	3,247
Net loss	—	—	—	(20,806)	(20,806)
Balance as of June 30, 2024	550,645	$—	$277,207	$(218,038)	$59,169

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(16,108)	$(20,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	467	3,247
Depreciation and amortization	13	27
Non-cash lease expense	131	121
Loss on disposal of property and equipment	—	2
Change in fair value of warrant liability	(619)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	887	727
Other assets	—	73
Accounts payable	(488)	(2,650)
Accrued expenses and other current liabilities	(5,400)	(3,079)
Deferred revenue	—	(3,613)
Other liabilities	(438)	(113)
Net cash used in operating activities	(21,555)	(26,064)
Cash flows from financing activities
Proceeds from exercise of common stock options	—	180
Proceeds from issuance of common stock related to employee stock purchase plan	—	52
Repayment of term loan	(811)	(811)
Tax withholding payments on restricted stock units	—	(13)
Net cash used in financing activities	(811)	(592)
Net decrease in cash, cash equivalents, and restricted cash	(22,366)	(26,656)
Cash, cash equivalents, and restricted cash at beginning of period	38,788	96,374
Cash, cash equivalents, and restricted cash at end of period	$16,422	$69,718
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$16,387	$69,683
Restricted cash, long-term (included in other assets)	35	35
Total cash, cash equivalents, and restricted cash	$16,422	$69,718

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

Reverse Stock Split

Effective April 29, 2025, the Company’s common stock was delisted from Nasdaq as a result of the Company’s ongoing failure to comply with the minimum bid price requirement under Nasdaq. As a result, the Company’s common stock began trading publicly on the over-the-counter market on April 29, 2025 under its symbol “SPRB”.

Subsequently, the Company effected a one-for-seventy-five (1:75) reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The Company's common stock began trading on the OTCQB on a split-adjusted basis on August 7, 2025 (the “Effective Date”) under the ticker symbol “SPRBD”. The Company’s common stock will resume trading on the Nasdaq Capital Market so long as the Company remains in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1) for 20 consecutive trading days following the Effective Date, inclusive.

At the Effective Date, every 75 shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in authorized common stock or par value per share. The Reverse Stock Split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the exercise of warrants, stock options and restricted stock units outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in the exercise price per share applicable to such warrants and stock options. No fractional shares were issued because of the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share will receive a cash payment in lieu thereof.

All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options), share prices, exercise prices and per share amounts contained in the financial statements have been retroactively adjusted in the financial statements to reflect this Reverse Stock Split for all periods presented.

Reduction in Force

On April 21, 2025, the Company effected a workforce reduction of 55% to prioritize development and potential accelerated approval of tralesinidase alfa enzyme replacement therapy for the treatment of Sanfilippo Syndrome Type B. The workforce reduction was effective immediately, with a termination date of May 2, 2025 for affected individuals. During the three months ended June 30, 2025, the Company incurred total operating expenses of $0.9 million in connection with the workforce reduction, consisting of expenses related to severance payments and healthcare coverage assistance and related costs. The workforce reduction was completed as of June 30, 2025.

Liquidity and Capital Resources

The Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2025, the Company incurred a net loss of $16.1 million and used $21.6 million of cash in operations. As of June 30, 2025, the Company had an accumulated deficit of $266.4 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Without alternative financing or proceeds from other strategic alternatives, the Company believes that based on its current operating plan, its cash and cash equivalents of $16.4 million as of June 30, 2025 will be insufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations and there can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of June 30, 2025, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed statement of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.

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

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs, and uncertainty about economic stability. The Company continues to actively monitor the impact of these macroeconomic and geopolitical factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the six months ended June 30, 2025, as compared to the significant accounting policies described in the Annual Report.

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$15,814	$15,814	$—	$—
Total	$15,814	$15,814	$—	$—
Financial liabilities:
Warrant liability	$129	$—	$—	$129
Total	$129	$—	$—	$129

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$37,802	$37,802	$—	$—
Total	$37,802	$37,802	$—	$—

The Company did not have any financial liabilities recorded at fair value as of December 31, 2024.

Warrant Liability

In January 2025, the Company issued pre-funded warrants that in total will be equal to 4.99% of the Company's issued and outstanding common stock as of the date of exercise of such pre-funded warrants. See Note 7 “License and Purchase Agreements — HBM Alpha Therapeutics, Inc.” for further discussion regarding such pre-funded warrants. In June 2025, the Company amended the pre-funded warrants to extend the exercise period to December 2025.

These pre-funded warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as these pre-funded warrants provide for a settlement provision that do not meet the requirements of the indexation guidance under ASC 815-40. These pre-funded warrants are recorded at fair value as a liability and are included in accrued expenses and other current liabilities on the condensed balance sheets. The change in fair value of the warrant liability is included in interest and other income, net on the condensed statements of operations and comprehensive loss.

The pre-funded warrants were measured using a Black-Scholes option pricing model with the following inputs as of issuance and June 30, 2025:

	Grant Date	June 30, 2025
Exercise price	$0.01	$0.01
Expected term (in years)	0.5	0.5
Risk-free interest rate	4.3%	4.3%
Expected dividend rate	0.0%	0.0%
Expected stock price volatility	65.8%	159.3%

The following table provides a roll forward of the aggregate fair value of the Company’s warrant liability (in thousands):

Warrant Liability
Fair value as of December 31, 2024	$—
Grant date fair value	748
Change in fair value	(619)
Fair value as of June 30, 2025	$129

Term Loan

The estimated fair value of the term loan was $1.2 million and $2.0 million as of June 30, 2025 and December 31, 2024, respectively, and was based on market observable interest rates, a Level 2 input.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development expenses	$4,287	$10,635
Accrued general and administrative expenses	483	529
Accrued compensation and benefits	817	882
Warrant liability	129	—
Accrued final payment on term loan	294	—
Lease liabilities, current portion	300	283
Total accrued expenses and other current liabilities	$6,310	$12,329

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

In September 2019 and in connection with the Loan Agreement, the Company issued a warrant to purchase up to an aggregate of 661 shares of common stock at $108.00 per share. The Company determined the initial fair value of the warrant to be $0.1 million using the Black-Scholes option-pricing model. The fair value of the warrant was recorded to equity and as a debt discount, which was being amortized to interest expense using the effective interest method over the term of the Term Loan. In November 2020, the warrant was net-exercised for 618 shares of common stock.

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

As of June 30, 2025, the carrying value of the Term Loan was $0.9 million, consisting of the outstanding principal under the First Tranche of $0.9 million, less unamortized debt discount and issuance costs of $3 thousand, which are being amortized using the effective interest method over the life of the Term Loan. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

The Loan Agreement provided for monthly cash interest-only payments following the funding date of each respective tranche and continuing thereafter through December 31, 2022. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. Following the interest-only period, the outstanding Term Loan balance is payable in (i) 37 consecutive monthly payments after the end of the interest-only period and continuing on the same day of each month thereafter, in amounts that would fully amortize such Term Loan balance, as of the first business day of the first month following the amended interest-only period, over the repayment period, plus (ii) monthly payments of accrued but unpaid interest. As of June 30, 2025 and December 31, 2024, the stated interest rate of the Term Loan was 8.0%.

The final payment is due on the Maturity Date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million, which is 6.0% of the original funded principal amount of the First Tranche (the “Supplemental Final Payment”). The Company may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% of the principal amount of the First Tranche, and any bank expenses become due and payable.

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in its business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement. As of June 30, 2025, the Company was in compliance with all covenants under the Loan Agreement and there has been no material adverse change.

As of June 30, 2025, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2025 (remaining 6 months)	$836
2026	136
Total	$972
Less: interest	(26)
Less: unamortized debt issuance costs	(3)
Term loan, current portion	$943

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

The Company identified a combined performance obligation consisting of the license and know-how granted to Kaken as well as certain non-contingent research and development activities. The Company determined that the transaction price at the inception of the Kaken License Agreement consisted of the upfront payment of $15.0 million. The transaction price was recognized as revenue using the cost-based input method over the estimated period of its non-contingent research and development obligations, which was approximately two years. During the three and six months ended June 30, 2024, the Company recognized collaboration revenue of $1.6 million and $3.6 million, respectively. As of December 31, 2024, the full transaction price has been recognized.

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

Allievex Corporation

On October 4, 2024, the Company entered into an Asset Purchase Agreement (the “Allievex Purchase Agreement”) with AVX (ABC), LLC, a Delaware limited liability company, in its sole and limited capacity as the assignee for the benefit of creditors of Allievex Corporation (“Allievex”). Pursuant to the Allievex Purchase Agreement, the Company acquired all intellectual property and inventory relating to Allievex's product candidates and that certain Exclusive License Agreement, by and between BioMarin Pharmaceutical Inc. (“BioMarin”) and Allievex, dated October 22, 2019 (the “BioMarin License Agreement”).

As consideration, the Company paid $5.0 million to Allievex in November 2024. The Company has also recorded certain liabilities of Allievex of $8.3 million, of which $6.8 million was paid as of June 30, 2025 and the remaining $1.5 million is included in accrued expenses and other current liabilities on the balance sheet as of June 30, 2025. The amount accrued includes certain contingent liabilities that are deemed both probable and estimable. The Company has also recorded an estimated receivable of $2.6 million in other current assets on the balance sheet as of June 30, 2025 as contingent consideration expected to be returned related to the recorded liabilities. The receivable is contingent upon the completion of the Allievex bankruptcy proceedings and has been recorded as the Company deems the amount to be both probable and estimable. The Company also incurred transaction costs of $0.3 million.

The Company concluded that the assets purchased in conjunction with the Allievex Purchase Agreement represent an asset acquisition whereby the underlying assets comprise in-process research and development assets with no alternative future use. The Company recognized aggregate net acquisition cost of $15.1 million, which was reported as a component of research and development expense for the year ended December 31, 2024. During the three months ended June 30, 2025, changes in estimates to recorded liabilities associated with the Allievex Purchase Agreement reduced the aggregate net acquisition cost to $11.0 million.

The Company also assumed the obligations of Allievex to pay BioMarin up to an aggregate of $88.0 million upon the achievement of certain development and regulatory milestones (up to $25.5 million for the first MPSIIIB product) and up to an aggregate of $100.0 million per licensed product upon the achievement of certain sales milestones. In addition, the Company is required to pay to BioMarin certain (i) high-single digit to low-double digit tiered royalties on aggregate annual net sales of licensed MPS IIIB products and (i) mid-to-high single digit tiered royalties on aggregate annual net sales of licensed products other than MPS IIIB products, in each case during the applicable royalty term, subject to certain customary reductions and floors. No amounts were paid by the Company to BioMarin nor were any due as of June 30, 2025 pursuant to the Allievex Purchase Agreement.

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

Twist Bioscience Corporation

On December 20, 2024, the Company entered into an antibody license agreement, as may be amended from time to time (the “Twist Antibody License Agreement”) with Twist Bioscience Corporation (“Twist”). Under the terms of the Twist License Agreement, the Company obtained (i) a license for purposes of evaluating a certain antibody during the research term and (ii) an exclusive option to acquire an exclusive, non-transferable and royalty-bearing world-wide license, with the right to sublicense, to (a) research and develop the antibody, (b) incorporate the antibody into products and (c) commercialize such products (the “Twist Option”).

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

The Twist Antibody License Agreement was amended in July 2025 to extend the exercise period for the Twist Option to December 2025.

The Company is also required to pay Twist up to an aggregate of $5.0 million upon the achievement of certain regulatory milestone and up to $125.0 million per product upon the achievement of certain sales milestones by each such product. In addition, the Company is required to pay Twist tiered royalties on annual net sales with rates ranging in the mid to high-single digit. No additional amounts were paid by the Company to Twist nor were due as of June 30, 2025 pursuant to the Twist License Agreement.

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

As consideration, the Company made a one-time upfront payment to HBM of $5.0 million in February 2025. Additionally, in January 2025, the Company issued pre-funded warrants to HBM and its affiliates that in total will be equal to 4.99% of the Company's outstanding common stock as of the date of exercise of such pre-funded warrants. In June 2025, the Company amended the pre-funded warrants to extend the exercise period to December 2025.

The Company concluded that the rights acquired under the HBM License Agreement have no alternative future use. Therefore, the consideration paid of $5.0 million, along with the initial fair value of the pre-funded warrants issued of $0.7 million (see Note 3 “Fair Value Measurements — Warrant Liability”), was recognized as acquired in-process research and development expense, which is reported as a component of research and development expense for the six months ended June 30, 2025.

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

8. Capital Structure

Common Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share. Holders of common stock are entitled to dividends if and when declared by the Company’s Board. The holder of each share of common stock is entitled to one vote. As of June 30, 2025, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	June 30,	December 31,
	2025	2024
Common stock warrants, issued and outstanding	197,249	169,154
Stock options, issued and outstanding	42,907	46,122
Restricted stock units, issued and outstanding	25,512	29,880
Shares available for future issuance under 2020 Equity Incentive Plan	63,295	27,558
Shares available for future issuance under 2020 Employee Stock Purchase Plan	18,016	12,386
Total shares reserved	346,979	285,100

Redeemable Preferred Stock

On May 28, 2025, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Michael Grey, the Executive Chairman of the Company’s Board, pursuant to which the Company issued and sold one share of the Company’s newly designated Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), to Mr. Grey for a purchase price of $100.00.

On May 28, 2025, in connection with the Purchase Agreement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designates one share of the Company’s Preferred Stock as Series A Preferred, which has various rights and preferences as of June 30, 2025, including the following:

•
Voting. The share of Series A Preferred will have 22,000,000 votes, but has the right to vote only on any reverse stock split proposal, and pursuant to the Purchase Agreement, the votes represented by the Series A Preferred must be voted in the same proportion as the votes cast by shares of common stock on such proposal. The share of Series A Preferred will vote together with the common stock as a single class on any reverse stock split proposal.
•
Rank; Liquidation. Upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company pursuant to which assets of the Company or consideration received by the Company are to be distributed to the stockholders, the holder of Series A Preferred will be entitled to receive, before any payment is made to the holders of common stock by reason of such holder’s ownership thereof, an amount equal to $100.00.
•
Redemption. The outstanding share of Series A Preferred may be redeemed for a redemption price of $100.00, payable out of funds lawfully available therefor, (i) if such redemption is ordered by the Company’s Board of Directors, or (ii) automatically immediately following the approval by the stockholders of a reverse stock split proposal.

On July 22, 2025, immediately following stockholder approval of the Reverse Stock Split (as defined in Note 1), the outstanding share of Series A Preferred was redeemed for a redemption price of $100.00.

9. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$(424)	$684	$(298)	$1,263
General and administrative	347	1,001	765	1,984
Total stock-based compensation expense	$(77)	$1,685	$467	$3,247

Performance-Based Restricted Stock Units (“RSUs”)

As of June 30, 2025, the Company had 6,837 RSUs outstanding subject to performance-based vesting conditions, of which none are considered probable of achievement.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(2,067)	$(9,181)	$(16,108)	$(20,806)
Denominator:
Weighted-average shares of common stock outstanding	591,137	548,789	588,653	548,344
Net loss per share, basic and diluted	$(3.50)	$(16.73)	$(27.36)	$(37.94)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	June 30,
	2025	2024
Shares subject to outstanding common stock warrants	169,154	169,154
Shares subject to outstanding common stock options	42,907	53,876
Shares subject to outstanding RSUs	25,512	53,217
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	2,268	3,292
Total	239,841	279,539

11. Related Party Transactions

Effective December 20, 2024, Kirk Ways, M.D., a member of the Board, began serving as the Company’s interim Chief Medical Officer pursuant to a consulting agreement. During the six months ended June 30, 2025 the Company recognized compensation expense of $0.3 million, which is included in research and development expenses on the statement of operations and comprehensive loss.

12. Subsequent Events

Reverse Stock Split

See Note 1 “ Organization and Principal Activities — Reverse Stock Split” for further discussion regarding the Reverse Stock Split.

Redeemable Preferred Stock

On July 22, 2025, immediately following the approval by stockholders of the Reverse Stock Split (as defined in Note 1), the outstanding share of Series A Preferred was redeemed for a redemption price of $100.00.

Twist Antibody License Agreement

The Twist Antibody License Agreement was amended in July 2025 to extend the exercise period for the Twist Option to December 2025.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2025 and 2024, we incurred net losses of $16.1 million and $20.8 million, respectively, and used $21.6 million and $26.1 million of cash in operations, respectively. As of June 30, 2025, we had an accumulated deficit of $266.4 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

Since inception through June 30, 2025, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our initial public offering (“IPO”) in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and the $15.0 million upfront payment from Kaken received in April 2023. As of June 30, 2025, we had cash and cash equivalents of $16.4 million.

Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2025 will be insufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report.

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
•
advance clinical development of tildacerfont in major depressive disorder (“MDD”);
•
advance pre-clinical and clinical development of SPR202 in congenital adrenal hyperplasia (“CAH”);
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

Reverse Stock Split

We effected a one-for-seventy-five (1:75) reverse stock split of our outstanding common stock(the “Reverse Stock Split”).

Our common stock began trading on the OTCQB on a split-adjusted basis on August 7, 2025 (the “Effective Date”) under the ticker symbol “SPRBD”. Our common stock will resume trading on the Nasdaq Capital Market so long as the Company remains in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1) for 20 consecutive trading days following the Effective Date, inclusive.

All of the outstanding common stock share numbers (including shares of common stock subject to our options), share prices, exercise prices and per share amounts contained in the financial statements have been retroactively adjusted in the financial statements to reflect this Reverse Stock Split for all periods presented.

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

As of June 30, 2025 and December 31, 2024, the outstanding principal was comprised of $0.9 million and $1.8 million, respectively, under the First Tranche. Repayment of principal under the First Tranche commenced in January 2023. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022.

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

The final payment is due on the Maturity Date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million, which is 6.0% of the original funded principal amount of the First Tranche (the “Supplemental Final Payment”). We may prepay amounts outstanding under the Term Loan at any time provided certain notification conditions are met, in which case, all outstanding principal plus accrued and unpaid interest, the Supplemental Final Payment, a prepayment fee of 1% of the principal amount of the First Tranche, and any bank expenses become due and payable.

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

To date, these expenses have been incurred primarily to advance tildacerfont and acquire and develop TA-ERT. These expenses will primarily consist of personnel costs, expenses for the conduct of clinical trials, manufacturing costs for clinical drug supply, and in-process research and development. We expect that significant additional spending will be required to progress TA-ERT through clinical development and potential regulatory approval and advancing our other investigational product candidates through clinical and pre-clinical development.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense, for executive, finance, and other administrative functions. General and administrative expenses also include legal fees, professional fees, insurance costs, facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC, and those of the Nasdaq Stock Market LLC and OTC listing rules.

We expect that our general and administrative expenses will continue to increase in the foreseeable future as additional administrative personnel and services are required to manage these functions of a public company, and as we advance TA-ERT and tildacerfont through clinical development and potential regulatory approval.

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the Term Loan.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash and cash equivalents and the change in the fair value of the warrant liability.

Results of Operations

Comparisons of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Collaboration revenue	$—	$1,610	$(1,610)	$—	$3,612	$(3,612)
Operating expenses:
Research and development	(430)	8,090	(8,520)	10,407	18,407	(8,000)
General and administrative	3,122	3,556	(434)	6,777	7,874	(1,097)
Total operating expenses	2,692	11,646	(8,954)	17,184	26,281	(9,097)
Loss from operations	(2,692)	(10,036)	7,344	(17,184)	(22,669)	5,485
Interest expense	(29)	(83)	54	(65)	(180)	115
Interest and other income, net	654	938	(284)	1,141	2,043	(902)
Net loss	$(2,067)	$(9,181)	$7,114	$(16,108)	$(20,806)	$4,698

Collaboration Revenue

During the three and six months ended June 30, 2024, we recognized collaboration revenue of $1.6 million and $3.6 million, respectively. We did not recognize any collaboration revenue for the three and six months ended June 30, 2025.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
External expenses:
Clinical development	$(1,262)	$5,238	$(6,500)	$7,331	$11,460	$(4,129)
Manufacturing	(484)	231	(715)	(102)	792	(894)
Preclinical studies	3	13	(10)	(46)	16	(62)
Other research and development	197	189	8	459	556	(97)
Internal expenses:
Personnel	1,026	2,339	(1,313)	2,594	5,411	(2,817)
Facilities and other	90	80	10	171	172	(1)
Total research and development expenses	$(430)	$8,090	$(8,520)	$10,407	$18,407	$(8,000)

Research and development expenses decreased by $8.5 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in clinical development expenses of $6.5 million was primarily related to decreased clinical development activities related to the discontinuation of the tildacerfont CAH development program of $4.1 million, as well as a reduction in recorded liabilities of $3.3 million and an increase in receivables of $0.1 million associated with the Allievex Purchase Agreement, based on progressing Allievex bankruptcy proceedings. The decrease in manufacturing expenses of $0.7 million was primarily related to an increase in receivables of $0.6 million associated with the Allievex Purchase Agreement. There was also a decrease in personnel-related expenses of $1.3 million due to a decrease in headcount.

Research and development expenses decreased by $8.0 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in clinical development expenses of $4.1 million was primarily related to decreased clinical development activities related to the discontinuation of the tildacerfont CAH development program of $7.6 million as well as a reduction in recorded liabilities of $3.4 million and an increase in receivables of $0.1 million associated with the Allievex Purchase Agreement, based on progressing Allievex bankruptcy proceedings, offset by the acquisition of SPR202 for $5.7 million. The decrease in manufacturing expenses of $0.9 million was primarily related to the discontinuation of the tildacerfont CAH development program and an increase in receivables of $0.6 million associated with the Allievex Purchase Agreement, offset by manufacturing expenditures of $0.4 million related to TA-ERT. There was also a decrease in personnel-related expenses of $2.8 million due to a decrease in headcount.

For a description of the terms of our license and purchase agreements, see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a decrease in stock-based compensation expense of $0.7 million, driven by fluctuations in the trading price of our common stock.

General and administrative expenses decreased by $1.1 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a decrease in stock-based compensation expense of $1.2 million, driven by fluctuations in the trading price of our common stock.

Interest Expense

Interest expense was fairly consistent during the three and six months ended June 30, 2025 and was related to the Term Loan.

Interest and Other Income, Net

Interest and other income, net decreased by $0.3 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a decrease in interest income of $0.7 million due to lower yield earned on money market fund balances, offset by a gain from a decrease in the fair value of the warrant liability of $0.5 million.

Interest and other income, net decreased by $0.9 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a decrease in interest income of $1.5 million due to lower yield earned on money market fund balances, offset by a gain from a decrease in the fair value of the warrant liability of $0.6 million.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $266.4 million and $250.3 million, respectively. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $16.4 million and $38.8 million, respectively. Since inception through June 30, 2025, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and $15.0 million from the Kaken upfront payment received in April 2023.

Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us. Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2025 will be insufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern.

Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval and commercialize TA-ERT or any other current or future product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop TA-ERT and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our clinical development programs, and to a lesser extent, general and administrative expenses.

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, TA-ERT or any of our other current or future product candidates. We expect our research and development expenses to increase significantly in the foreseeable future as we continue to invest in activities related to the clinical development and commercialization of TA-ERT and as we pursue regulatory approval of TA-ERT for the treatment of MPSIIIB. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we may never succeed in achieving regulatory approval for TA-ERT in patients with MPSIIIB.

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
•
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, tariffs, and the ongoing wars in Ukraine and the Middle East and related sanctions.

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

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic events, global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the wars in Ukraine and the Middle East and related sanctions, declines in economic growth, and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Material Cash Requirements

As of June 30, 2025, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $1.0 million. For a description of the terms of the Loan Agreement, see the section titled “Material Agreements — Loan Agreement with Silicon Valley Bank” above.

As of June 30, 2025, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $1.0 million.

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

We have also entered into license and collaboration agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. As of June 30, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of our license and collaboration agreements, see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(21,555)	$(26,064)	$4,509
Net cash used in financing activities	(811)	(592)	(219)
Net decrease in cash, cash equivalents, and restricted cash	$(22,366)	$(26,656)	$4,290

Operating Activities

Net cash used in operating activities decreased by $4.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower payments driven by decreased clinical development activities offset by payments made for asset acquisitions of $6.8 million. For a description of the terms of our license and purchase agreements, see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report.

Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $0.8 million, consisting of principal payments on the Term Loan of $0.8 million.

For the six months ended June 30, 2024, net cash used in financing activities was $0.6 million, consisting primarily of principal payments on the Term Loan of $0.8 million, offset by proceeds of $0.2 million from stock option exercises.

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Annual Report. During the six months ended June 30, 2025, there were no changes to our critical accounting estimates from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2025 consisted of $16.4 million in bank deposits and money market funds. Previously, we have held U.S treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of June 30, 2025 and December 31, 2024, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, high inflation due to geopolitical and macroeconomic events, as of June 30, 2025, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Ownership of Our Common Stock

If we are unable to regain compliance with all applicable requirements of the Nasdaq Capital Market (“Nasdaq”), our delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.*

On April 26, 2024, we received a letter from Nasdaq Listing Qualifications, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00 (the “Minimum Bid Price Requirement”). In accordance with Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until October 23, 2024, to regain compliance with Nasdaq’s bid price requirement. On October 10, 2024, we applied to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Transfer”). On October 24, 2024, Nasdaq Listing Qualifications notified us that the Transfer was approved, effective October 28, 2024, and that, in connection with the Transfer, we were eligible for an additional 180 calendar day period, or until April 21, 2025 (the “Extended Compliance Date”), to regain compliance with the minimum closing bid price requirement.

On April 22, 2025, we received a written notification (the “Delisting Notice”) from Nasdaq that as a result of our ongoing failure to comply with the Minimum Bid Price Requirement, our trading in the Company’s stock was suspended at the open of trading on April 29, 2025. We appealed Nasdaq’s determination to its Hearings Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and submitted a plan to regain compliance with the Minimum Bid Price Requirement (the “Compliance Plan”) to that effect to the Hearings Panel as part of the hearing process. On May 29, 2025, the Company met with the Hearings Panel to discuss the Compliance Plan. On June 9, 2025, we received a letter from the Hearings Panel stating that our appeal was accepted.

On July 23, 2025, we filed with the Secretary of State of the State of Delaware an Amendment to our Amended and Restated Certificate of Incorporation to effect a one-for-seventy-five (1:75) reverse stock split of our outstanding common stock (the “Reverse Stock Split”). A series of alternate amendments to effect the Reverse Stock Split was approved by our stockholders at the Annual Meeting of Stockholders held on July 22, 2025, and the specific one-for-seventy-five (1:75) ratio was subsequently approved by our Board of Directors on July 23, 2025.

Our common stock began trading on the OTCQB on a split-adjusted basis on August 7, 2025 (the “Effective Date”) under the ticker symbol “SPRBD”. Our common stock will resume trading on the Nasdaq Capital Market so long as we remains in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1) for 20 consecutive trading days following the Effective Date, inclusive. The Hearings Panel will maintain jurisdiction over us until October 20, 2025, and should we become non-compliant with any Nasdaq Listing Rule during that period, we will be required to advise the Hearings Panel on our plan to cure such listing deficiency.

There can be no assurance that we will remain in compliance with the Minimum Bid Price Requirement. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; resulting in a determination that the common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock; limiting our ability to issue additional securities or obtain additional financing in the future; and impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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

The trading price of our common stock has been, and may continue to be volatile, and you could lose all or part of your investment.*

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. These factors include:

•
the commencement, enrollment or results of our ongoing and planned clinical trials of tralesinidase alfa (“TA-ERT"), tildacerfont or any future clinical trials we may conduct of TA-ERT, tildacerfont, SPR202 and any future product candidates, or changes in the development status of TA-ERT, tildacerfont, SPR202 and any future product candidates;
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT and tildacerfont;
•
any delay in our regulatory filings for TA-ERT, tildacerfont, SPR202 and any future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•
adverse results or delays in clinical trials as a result of outbreaks of contagious diseases, patient engagement, protocol amendments or otherwise;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval for TA-ERT, tildacerfont, SPR202 and any future product candidates;
•
changes in laws or regulations applicable to TA-ERT, tildacerfont, SPR202 and any future product candidates, including but not limited to clinical trial requirements for approvals;
•
the failure to obtain coverage and adequate reimbursement of TA-ERT, tildacerfont, SPR202 and any future product candidates, if approved;
•
changes in the structure of healthcare payment systems;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•
our inability to establish collaborations if needed;
•
our failure to commercialize TA-ERT, tildacerfont, SPR202 and any future product candidates;
•
unanticipated serious safety concerns related to the use of TA-ERT, tildacerfont, SPR202 and any future product candidates;
•
introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
•
announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•
our ability to effectively manage our growth;
•
the size and growth, if any, of the markets for MPS-IIIB, major depressive disorder, and other disorders that we may target;
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
•
geopolitical and macroeconomic conditions, including global trade disputes and the wars in Ukraine and the Middle East and related sanctions; and
•
other events or factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2025, there were 563,042 shares of our common stock outstanding.

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

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 214,873 shares of common stock, pre-funded warrants to purchase 10,666 shares of common stock, and warrants to purchase 169,154 shares of common stock. All of the pre-funded warrants have been exercised. Pursuant to the securities purchase agreement, we have registered for resale such securities. If these additional shares of common stock, and the shares of common stock issued or issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 214,873 shares of common stock, pre-funded warrants to purchase 10,666 shares of common stock, all of which have been exercised, and warrants to purchase 169,154 shares of common stock. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2020 Plan, our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2020 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 5,883 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Risks Related to Our Business and Industry

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.*

For the six months ended June 30, 2025, we had incurred a net loss of $16.1 million and used $21.6 million of cash in operations. As of June 30, 2025, we had an accumulated deficit of $266.4 million and cash and cash equivalents of $16.4 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us. Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of June 30, 2025 will be insufficient to fund our operations and debt obligations for at least twelve months following the issuance date of our financial statements included elsewhere in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We will need substantial additional financing to develop our product candidates and implement our operating plan. If we fail to obtain additional financing, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts.*

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the clinical development of, and seek regulatory approval for, TA-ERT, tildacerfont, SPR202 and our other current and future product candidates. We will require significant additional amounts in order to prepare for commercialization, and, if approved, to launch and commercialize TA-ERT, tildacerfont, SPR202 and our other current and future product candidates.

As of June 30, 2025, we had cash and cash equivalents of $16.4 million. In October 2020, we consummated our IPO and issued 92,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under the Kaken License Agreement.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

We will require additional capital for the further development and commercialization of TA-ERT, tildacerfont, SPR202 and our other current and future product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including global trade disputes and the ongoing wars in Ukraine and the Middle East and related sanctions, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of TA-ERT, tildacerfont, SPR202 or other research and development initiatives. We also could be required to seek collaborators for our current product candidates and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our current product candidates and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, TA-ERT, tildacerfont, and SPR202 and any future product candidates.*

We are a late-stage biopharmaceutical company founded in 2014, and our operations to date have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidates. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any product revenue. For the six months ended June 30, 2025 and 2024 we reported net losses of $16.1 million and $20.8 million, respectively. As of June 30, 2025, we had an accumulated deficit of $266.4 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, seek regulatory approvals for, and commercially launch TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, if approved. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

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

Study 901 was a prospective, non-treatment study of MPS IIIB open to 1 – 10 year‑old patients with cognitive developmental quotients ≥ 50 (determined by the BSID‑III) upon study entry. This study aimed to quantify MPS IIIB disease progression over time; to correlate changes in clinical features of the disease, in particular cognitive decline, with MRI characteristics and biochemical markers of disease burden; and to serve as a comparator for Studies 201 and 202. Following a screening period, patients were assessed every 12 weeks for up to 96 weeks. 22 patients enrolled and 20 patients matriculated into Study 201.

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

The Company integrated and evaluated group-level efficacy data for cerebral spinal fluid heparan-sulfate non-reducing end (CSF HS-NRE), cortical grey matter volume (CGMV), and Bayley-III Cognitive Raw Score (BSID-C), the cognitive subscale of the Bayley Scales of Infant and Toddler Development - Third Edition (Bayley-III), as well as safety data over a five-year period from clinical studies 201, 202, and 401. Data from treated patients (n=22) in the Studies 201, 202, and 401 was compared with data from untreated patients with MPS IIIB in natural history Studies 901 and 902.

Integrated group-level data from clinical Studies 201, 202, and 401 demonstrate that TA-ERT therapy significantly reduced to normal or near normal CSF HS-NRE levels over a five-year period. At 240 weeks, CSF HS-NRE decreased 91.5 ng/mL from baseline (95% CI: -102.10, -80.90; p<0.0001). Most participants experienced normalization of CSF HS-NRE levels eight weeks after initiating therapy.

In untreated patients with MPS IIIB, cognitive function peaks around four years of age and then declines over time. In contrast, children with established disease treated with TA-ERT experienced stable cognitive function over time. Untreated children in the natural history studies showed a decline in cognition beginning at approximately five years of age that progressively worsened over time, while cognition in the TA-ERT treated group remained stable. Using a model-based approach, the mean (95% CI) BSID-C over six to 10 years of age was significantly higher in patients treated with TA-ERT, relative to untreated, age-matched children, with differences evident at six years of age (group difference:10.67, 95% CI: 3.23, 18.11; p=0.005). At 10 years of age, the difference in

BSID-C scores between groups increased to 34.66 (95% CI: 24.38, 44.93; p<0.0001). Although TA-ERT treatment stabilized BSID-C scores on average, increases in BSID-C scores were more commonly observed in subjects who initiated therapy at younger ages with higher baseline cognitive function and prior to the establishment of meaningful neurodegeneration. The BSID-C is anticipated to be the primary endpoint for the post-marketing clinical trial required for FDA approval.

TA-ERT therapy was also associated with stabilization of CGMV, relative to the decline in CGMV observed in untreated children due to the progressive neurodegenerative nature of MPS IIIB. While CGMV should increase with age in children up to five years of age, there was an average loss of ~32 mL over 48 weeks in untreated children with MPS IIIB observed in Study 901. Consistent with TA-ERT’s mechanism of action, decreases in CGMV were observed during the initial 24 weeks of TA-ERT treatment, likely reflecting intracellular clearance of cerebral spinal fluid heparan sulfate (CSF HS) and CSF HS-NRE. CGMV stabilized from weeks 48 to 240 with TA-ERT treatment.

TA-ERT therapy exposure for up to 7.3 years has demonstrated an adequate safety profile in a serious and fatal disease for which no treatment is currently available. The mean (SD) exposure to TA-ERT was 4.2 (2.0) years. No deaths occurred throughout Study 201 and its long-term extension Studies 202 and 401. The most frequent TEAE by preferred term (reported in ≥40% of participants) was vomiting (22 [100%]), followed by pyrexia (20 [90.9%]), upper respiratory tract infection (17 [77.3%]), pleocytosis (11 [50.0%]), COVID-19 infection (10 [45.5%]), and diarrhea (9 [40.9%]). Four (18%) patients discontinued treatment, although three (14%) discontinuations were due to hydrocephalus, a known complication of MPS IIIB. Adverse events related to the ICV device were consistent with other therapies administered by the ICV route.

In March 2024, in a type C meeting with the FDA, the FDA confirmed to Allievex that CSF-HS-NRE is deemed to be a biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also confirmed that the completed clinical and nonclinical studies of TA-ERT were sufficient for a biologics license application (BLA) submission and provided guidance around key design elements of a confirmatory Phase 3 trial (placebo-controlled 5-year study with a 2-year interim analysis in 14 patients), which must be initiated prior to potential accelerated approval of TA-ERT. We intend to submit the BLA for TA-ERT for the treatment of MPSIIIB in the first quarter of 2026.

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

HMNC and Spruce have initiated a Phase 2 proof-of-concept clinical trial called Tildacerfont as TAMARIND. TAMARIND’s primary objective will be to explore efficacy of 400mg twice-daily tildacerfont versus placebo in improving depressive symptoms in MDD patients that are Cortibon-positive. Topline results from TAMARIND are anticipated in the first half of 2026.

The success of TA-ERT, tildacerfont, SPR 202 and our other current and future product candidates will depend on several factors, including the following:

•
successful enrollment, site expansion and activation and patient engagement in our ongoing and planned clinical trials;
•
successful completion of our ongoing and planned clinical trials with favorable results;
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT, tildacerfont, SPR 202 and our other current and future product candidates;
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
•
establishing sales, marketing, and distribution capabilities and commercializing TA-ERT, tildacerfont, and SPR202, if approved, whether alone or in collaboration with others;
•
establishing and maintaining patent and trade secret protection and regulatory exclusivity for TA-ERT, tildacerfont, SPR202 and our other current and future product candidates;

•
maintaining an acceptable safety profile of TA-ERT, tildacerfont, and SPR202, if approved, following approval; and
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market, and sell TA-ERT, tildacerfont, and SPR202 to physicians, patients, healthcare payors, and others in the medical community.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize our product candidates.

Even if regulatory approvals are obtained, we may never be able to successfully commercialize our product candidates. In addition, we will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. Accordingly, we may not be able to generate sufficient revenue through the sale of TA-ERT, tildacerfont, and SPR202, if approved, to continue our business.

We intend to seek FDA approval of TA-ERT for MPS IIIB through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond the confirmatory Phase 3 trial that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approval.*

We intend to submit a BLA seeking accelerated approval based on existing clinical data, however there can be no assurance that such submission or application will be accepted for filing by the FDA or that approval will be granted on a timely basis, or at all. For example, in March 2024, in a type C meeting with the FDA, the FDA confirmed that HS-NRE is deemed to be a biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also confirmed that the completed clinical and nonclinical studies of TA-ERT were sufficient for a biologics license application BLA submission and provided guidance around key design elements of a confirmatory trial (placebo-controlled 5-year study with a 2-year interim analysis in 14 patients), which must be initiated prior to potential accelerated approval of TA-ERT. Based, in part, on these discussions, we intend to submit the BLA for TA-ERT for the treatment of MPSIIIB in the first quarter of 2026. Failure to obtain accelerated approval would result in a longer time period to commercialization, if any, and would increase the cost of development and harm our competitive position in the marketplace.

Our clinical trials may fail to adequately demonstrate that our product candidates are well tolerated and provide sufficient clinical benefits for patients, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. We are seeking to develop treatments for MPS IIIB, MDD, congenital adrenal hyperplasia (CAH), and post-bariatric hypoglycemia (PBH). We intend to seek accelerated approval of TA-ERT for MPS IIIB based on existing clinical data. As a condition of seeking such approval of a BLA from the FDA, we will initiate a confirmatory Phase 3 trial, which must be initiated prior to potential accelerated approval of TA-ERT. We intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in the first quarter of 2026. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of TA-ERT, tildacerfont, and SPR202 in other indications.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*

The biopharmaceutical industry is characterized by intense competition and rapid innovation and our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than TA-ERT, tildacerfont, and SPR202. We believe the key competitive factors that will affect the development and commercial success of our product candidates are, among other things:

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

Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT, tildacerfont and our other current and future product candidates.*

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical and clinical testing is expensive and difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of TA-ERT and tildacerfont, and preclinical studies of SPR202 may not be predictive of the results of later-stage clinical trials, and interim results of a trial do not necessarily predict final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, we plan to use doses in our clinical trials for TA-ERT and tildacerfont that may not be safe or efficacious doses. As such, our hypotheses of efficacy may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. We have faced significant setbacks as we conducted our two Phase 2b clinical trials for tildacerfont in adult patients with classic CAH, and we may continue to face such setbacks in our other development programs, which may delay or prevent regulatory approval of tildacerfont. For example, due to not meeting its primary efficacy endpoint, we terminated our CAHmelia-203 trial in March 2024 and our CAHmelia-204 trial in December 2024. Additionally, the prior sponsor of TA-ERT, Allievex, discontinued clinical development due to financial constraints.

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
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT, tildacerfont, and SPR202;
•
sites not timely activating, delaying screening activities, or deviating from clinical trial protocols;
•
manufacturing sufficient quantities of TA-ERT, tildacerfont, SPR202 or our other current and future product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
•
subjects choosing an alternative treatment for the indications for which we are developing TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, or participating in competing clinical trials;
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

Further, conducting clinical trials in foreign countries, which we have done for TA-ERT, are doing for tildacerfont and may do for any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve and have served as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of TA-ERT, tildacerfont, SPR202, and our other current and future product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of TA-ERT, tildacerfont, SPR202 or our other current and future product candidates, the commercial prospect of TA-ERT, tildacerfont, SPR202 or our other current and future product candidates will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of TA-ERT, tildacerfont, SPR202 or our other current and future product candidates. Further, delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize TA-ERT, tildacerfont, and SPR202 and our competitors may be able to bring products to market before we do, and the commercial viability of TA-ERT, tildacerfont, and SPR202 could be significantly reduced. Any of these occurrences may harm our business, financial condition, and prospects significantly.

TA-ERT and tildacerfont are, and our other current and future product candidates will be, subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize TA-ERT, tildacerfont and our other current and future product candidates.*

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market TA-ERT, tildacerfont, SPR202 or any other current or future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market TA-ERT, tildacerfont, SPR202 or any other current or future product candidates in the United States until we receive approval of an NDA or BLA from the FDA. Similar requirements and risks are applicable in foreign markets. We have not previously submitted an NDA or BLA to the FDA, or similar drug approval filings to comparable foreign authorities.

Prior to obtaining approval to commercialize a product candidate in the United States or in foreign markets, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for TA-ERT, tildacerfont, SPR202 and any future product candidates either prior to or post-approval, or may object to elements of our clinical development program.

TA-ERT, tildacerfont, SPR202 and our other current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by people using drugs similar to TA-ERT, tildacerfont, SPR202 and our other current and future product candidates;
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

Any of the above events could prevent us from achieving market approval of TA-ERT, tildacerfont, SPR202 or our other current and future product candidates and could substantially increase the costs of commercializing TA-ERT, tildacerfont, SPR202 or our other current and future product candidates. The demand for TA-ERT, tildacerfont, SPR202 or any future product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, which would significantly harm our business, financial condition, results of operations, and prospects.

Even if we eventually complete clinical trials and receive approval of an NDA, BLA or foreign marketing application for TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy (“REMS”) or comparable foreign strategies which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

The establishment and development of our own sales force or the establishment of a contract sales force to market our product candidates and any future product candidates will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts. To the extent we rely on third parties to commercialize our product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized TA-ERT, tildacerfont, SPR202 and any future product candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize TA-ERT or any future product candidates.

Unfavorable U.S. and global economic and geopolitical conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global economic and business activities have been, and may continue to be, disrupted and volatile due to many factors, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, and uncertainty about economic stability, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the ongoing Russia-Ukraine conflict and related sanctions has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers and manufacturers. Similarly, it is possible that the war in the Middle East may have similar effects. As a result, our business and results of operations may be adversely affected by the ongoing wars in Ukraine and the Middle East and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

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

Use of TA-ERT, tildacerfont or our other current and future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of TA-ERT, tildacerfont, SPR202 and our other current and future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by TA-ERT, tildacerfont, SPR202 and our other current and future product candidates could cause us or regulatory authorities to interrupt, delay, terminate or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 400 subjects across ten completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating

Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase (“ALT”) between five and nine times the ULN, elevations in aspartate aminotransferase (“AST”) less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for TA-ERT, tildacerfont, and SPR202 for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Furthermore, if TA-ERT, tildacerfont, SPR202 and our other current and future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product candidate, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, if approved, and could significantly harm our business, results of operations, and prospects.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize TA-ERT, tildacerfont, SPR202 and our other current and future product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

The policies of the FDA and other regulatory authorities, including foreign regulatory authorities, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for TA-ERT, tildacerfont, SPR202 and our other current and future product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Even if we obtain regulatory approval for TA-ERT, tildacerfont and our other current and future product candidates, they may not gain market acceptance among physicians, patients, healthcare payors and others in the medical community.*

TA-ERT, tildacerfont, SPR202 and our other current and future product candidates may not be commercially successful. The commercial success of TA-ERT, tildacerfont, SPR202 or our other current and future product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of TA-ERT, tildacerfont or our other current and future products, if approved, will depend on a number of factors, including:

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

If TA-ERT, tildacerfont, SPR202 or any other current or future product candidate is approved but fails to achieve market acceptance among physicians, patients, healthcare payors or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition, and results of operations. Our commercial success also depends on coverage and adequate reimbursement by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our product candidates. In addition, even if TA-ERT, tildacerfont and any other current or future product candidate gains acceptance, the markets for the treatment of patients with our target indications may not be as significant as we estimate.

If TA-ERT, tildacerfont and any other current or future product candidate is approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians prescribe or use TA-ERT, tildacerfont and any other current or future product candidates off-label, we may become subject to prohibitions on the sale or marketing of TA-ERT, tildacerfont and any other current or future product candidates, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.*

The FDA, DOJ, and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products following approval. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling and Summary of Product Characteristics. However, if we receive marketing approval for TA-ERT, tildacerfont, SPR202 and any other current or future product candidates, physicians can prescribe such product to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgement. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities, incur penalties, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities, including comparable foreign authorities, have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities, or comparable foreign regulatory authorities, to have engaged in the promotion of TA-ERT, tildacerfont, SPR202 or any other current or future product candidate for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Coverage and reimbursement may be limited or unavailable in certain market segments for TA-ERT, tildacerfont and our other current or future product candidates, which could make it difficult for us to sell TA-ERT, tildacerfont and our other current or future product candidates profitably.*

Successful sales of TA-ERT, tildacerfont, SPR202 and any other current or future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from U.S. governmental healthcare programs, such as Medicare and Medicaid, or comparable foreign healthcare programs, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development on treatments for serious disorders, some of which have relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement. If we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use TA-ERT, tildacerfont, SPR202 or any other current or future product candidate unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. Additionally, the reimbursement rates and coverage amounts may be affected by the approved label for TA-ERT, tildacerfont, SPR202 or any other current or future product candidate. If coverage and reimbursement of our future products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In addition, the market for TA-ERT, tildacerfont, SPR202 and any other current or future product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of TA-ERT, tildacerfont, SPR202 and any other current or future product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Further, coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

We intend to seek approval to market TA-ERT tildacerfont, and SPR202 in the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for TA-ERT, tildacerfont or SPR202, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate. In addition, market acceptance and sales of a product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for a product and may be affected by existing and future health care reform measures.

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

Even if we obtain the necessary regulatory approvals, a variety of risks associated with marketing TA-ERT, tildacerfont and any other current or future product candidates internationally could materially adversely affect our business.*

We plan to seek regulatory approval for TA-ERT, tildacerfont, SPR202 and any other current or future product candidates internationally. Even if we obtain such approvals, we will nevertheless be subject to additional risks related to operating in foreign countries, including:

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2025, we had 9 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a term loan (the “Term Loan”) with SVB for an aggregate principal amount of $4.5 million. In March 2021, we entered into the First Amendment to Loan and Security Agreement (the “First Amendment”), which increased the aggregate principal amount of the Term Loan to up to $30.0 million, of which $20.0 million was immediately available under the first tranche (the “First Tranche”) and $10.0 million was available under the second tranche through December 31, 2022 (the “Second Tranche”) subject to the completion of certain clinical or financial milestones. In May 2022, we entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022. Repayment of principal on the First Tranche commenced in January 2023. As of June 30, 2025, we had $0.9 million outstanding principal under the Loan Agreement. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026.

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

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.*

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce TA-ERT tildacerfont, and SPR202. Our ability to obtain clinical supplies of TA-ERT, tildacerfont, SPR202 and any other current or future product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

If we obtain regulatory approval for TA-ERT, tildacerfont, or SPR202 and begin commercializing those products in the United States and in Europe, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or comparable foreign healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or comparable foreign healthcare programs, contractual damages, public reprimands, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of TA-ERT, tildacerfont, or SPR202 outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of TA-ERT, tildacerfont and any future product candidates.*

We face an inherent risk of product liability as a result of the clinical testing of TA-ERT, tildacerfont, SPR202 and any future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if TA-ERT, tildacerfont, SPR202 or any future product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of TA-ERT, tildacerfont, and SPR202. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for TA-ERT, tildacerfont, SPR202 and any future product candidates;
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
•
the inability to commercialize TA-ERT, tildacerfont, SPR202 and any future product candidates; or
•
a decline in our share price.

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2023 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of June 30, 2025, we recorded a full valuation allowance on our net deferred tax assets.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For instance, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) enacted on July 4, 2025, makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation, as well as makes other significant changes to the U.S. tax laws. We are currently evaluating the impact, if any, of the OBBBA on our business and financial condition and expect the results of such evaluation to be reflected on the Company’s Form 10-K for the year ended December 31, 2025. Further, the Tax Act, the CARES Act and the Inflation Reduction Act of 2022 enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities may affect us, and certain aspects of the changes could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the Inflation Reduction Act, or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the Tax Act, the CARES Act, the Inflation Reduction Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

Risks Related to Our Reliance on Third Parties

We depend on intellectual property licensed from others, the termination of which could result in the loss of significant rights, which would harm our business.*

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from others. For example, we entered into a license agreement with Eli Lilly and Company (“Lilly”) in May 2016 pursuant to which we were granted an exclusive, worldwide, royalty bearing, sublicensable license under certain technology, patent rights, know-how, and proprietary materials relating to certain CRF1 receptor antagonist compounds. Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize tildacerfont. In addition, we entered into a license agreement with BioMarin Pharmaceutical Inc. in October 2019 pursuant to which we obtained a limited exclusivity, royalty bearing, and sublicensable license to certain technology, patent rights, know-how, and proprietary materials relating to certain enzyme replacement therapy products. We entered into a collaboration and license agreement with HBM Alpha Therapeutics, Inc (“HBM”) in January 2025 pursuant to which we obtained a limited exclusivity, royalty bearing, and sublicensable license to certain technology, patent rights, manufacturing rights, know-how, and proprietary materials relating to certain compounds developed by HBM (the “HBM License Agreement”). We also entered into an antibody license agreement with Twist Bioscience Corporation (“Twist Antibody License Agreement”) in December 2024, pursuant to which we obtained a license for purposes of evaluating certain antibodies for commercial development (“the Twist Option”). The Antibody License Agreement was amended in July 2025 to extend the exercise period for the Twist Option to December 2025.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below under “Risks Related to Our Intellectual Property.” If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize TA-ERT, tildacerfont, and our other product candidates.*

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for TA-ERT, tildacerfont, and SPR202. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and non-clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, suspended, varied, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize TA-ERT, tildacerfont, SPR202 and any future product candidates. As a result, our financial results and the commercial prospects for TA-ERT, tildacerfont, SPR202 and any future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of TA-ERT, tildacerfont and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture TA-ERT, tildacerfont, SPR202 and any future product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production. In particular, we currently rely on a single-source manufacturer for drug product, and a single-source manufacturer for drug substance.

We do not currently have any long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”), and the finished products of TA-ERT, tildacerfont, SPR202 or the associated packaging used in our current product format and we may rely on single source suppliers for clinical supply of API and drug products of TA-ERT, tildacerfont, and SPR202. We will need to identify and qualify a third-party manufacturer prior to commercialization of TA-ERT, tildacerfont, and SPR202 and we intend to enter into agreements for commercial production with third-party suppliers. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop TA-ERT, tildacerfont, SPR202 and any future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of TA-ERT, tildacerfont, SPR202 and any future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

The facilities used by our contract manufacturers to manufacture TA-ERT, tildacerfont, SPR202 and any future product candidates must be approved by the applicable regulatory authorities, including the FDA or comparable foreign regulatory authorities, pursuant to inspections that will be conducted after an NDA, BLA or comparable foreign regulatory marketing application is submitted. We currently do not control the manufacturing process of TA-ERT, tildacerfont, or SPR202 and are completely dependent on our contract manufacturing partners for compliance with the FDA’s and comparable foreign regulatory authorities’ cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s and comparable foreign regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA or comparable foreign regulatory approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of TA-ERT, tildacerfont, SPR202 or any future product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market TA-ERT, tildacerfont, SPR202 and any future product candidates.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of TA-ERT, tildacerfont, SPR202 or any future product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of TA-ERT, tildacerfont, SPR202 may occur in the future. In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for TA-ERT, tildacerfont, SPR202, any future product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize TA-ERT, tildacerfont, and SPR202, if approved, any future product candidates, and other proprietary technologies if approved, may be adversely affected.

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to TA-ERT, tildacerfont, SPR202, any future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to TA-ERT, tildacerfont, SPR202, any future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting TA-ERT, tildacerfont, SPR202, any future product candidates and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use TA-ERT, tildacerfont, SPR202, any future product candidates, and other proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

•
others may be able to make compounds that are similar to TA-ERT, tildacerfont, SPR202, and any future product candidates but that are not covered by the claims of our patents;
•
others may be able to make and use TA-ERT, tildacerfont, SPR202, and any future product candidates in countries where valid enforceable patents are not obtained;
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
•
others may obtain patents that cover the use or manufacture of TA-ERT, tildacerfont, or SPR202; or
•
the patents of others may have an adverse effect on our business.

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

We cannot be certain that the claims in our issued patents and pending patent applications covering our current product candidates, including TA-ERT, tildacerfont, SPR202, or any future product candidates will be considered patentable by the USPTO, courts in the United States, or by patent offices or courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property internationally.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as our license agreement with Lilly and HBM License Agreement, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.*

We are a party to license agreements under which we are granted intellectual property rights that are important to our business and our product candidates. If we fail to comply with our obligations under the license agreements, or we are subject to a bankruptcy, the license agreements may be terminated, in which event we would not be able to develop, commercialize or market our product candidates.

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

Geo-political actions in the United States and in foreign countries (such as, the Russia and Ukraine conflict and conflicts in the Middle East; retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. As another example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Third parties may also raise similar claims before the USPTO, even outside the context of litigation or infringement. Such mechanisms could include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, we are currently a party to an opposition proceeding with the European Patent Office with respect to EP Patent No. 3,678,649 and a Revocation Proceeding with respect to EP Patent No. 3,678,649. We may be subject to new or additional third-party pre-issuance submission of prior art to the USPTO or become involved in other post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.*

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements, including the HBM License Agreement with HBM, and the Twist Antibody License Agreement with Twist, will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	July 24, 2025

3.3	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	8-K	001-39594	3.1	May 29, 2025

4.2	Form of Amended 2025 Pre-Funded Warrant to Purchase Common Stock	Filed herewith

10.1	Purchase Agreement, dated May 28, 2025, by and between Spruce Biosciences, Inc. and the purchaser named therein	8-K	001-39594	10.1	May 29, 2025

10.2	First Amendment to Antibody License Agreement, dated July 28, 2025, by and between Spruce Biosciences, Inc. and Twist Bioscience Corporation	Filed herewith

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

		Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	Filed herewith

104	Cover Page (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

SPRUCE BIOSCIENCES, INC.

Date: August 14, 2025	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)