Form 10-Q
period 2025-09-30
SPRUCE BIOSCIENCES, INC.
filed 2025-11-10
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 1,070,370 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidates, tralesinidase alfa (“TA-ERT”) and our other current and future product candidates.
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
•
Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT, tildacerfont, SPR202 and our other current and future product candidates.
•
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.
•
TA-ERT, tildacerfont and SPR202 are, and our other current and future product candidates will be, subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize TA-ERT, tildacerfont and our other current and future product candidates.
•
Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
If the market opportunities for TA-ERT, tildacerfont, SPR202 and our other current and future product candidates are smaller than we believe they are, our future revenue may be adversely affected and our business may suffer.
•
We currently have no marketing and sales organization and have yet to commercialize a product. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, we may not be able to generate product revenues.
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

•
Coverage and reimbursement may be limited or unavailable in certain market segments for TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, which could make it difficult for us to sell TA-ERT, tildacerfont and our other current and future product candidates profitably.
•
If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.
•
We depend on intellectual property licensed from others, the termination of which could result in the loss of significant rights, which would harm our business.
•
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize TA-ERT, tildacerfont, SPR202 and our other product candidates.
•
We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of TA-ERT, tildacerfont, SPR202 and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,669	$38,753
Prepaid expenses	932	3,177
Other current assets	2,915	2,276
Total current assets	14,516	44,206
Right-of-use assets	735	934
Other assets	62	69
Total assets	$15,313	$45,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,386	$1,295
Accrued expenses and other current liabilities	7,502	12,329
Term loan, current portion	539	1,622
Total current liabilities	9,427	15,246
Lease liabilities, net of current portion	500	736
Term loan, net of current portion	—	124
Other liabilities	—	282
Total liabilities	9,927	16,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 563,491 and 563,042 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	279,974	279,089
Accumulated deficit	(274,588)	(250,268)
Total stockholders’ equity	5,386	28,821
Total liabilities and stockholders’ equity	$15,313	$45,209

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$602	$—	$4,214
Operating expenses:
Research and development	5,011	6,554	15,418	24,961
General and administrative	3,218	3,456	9,995	11,330
Total operating expenses	8,229	10,010	25,413	36,291
Loss from operations	(8,229)	(9,408)	(25,413)	(32,077)
Interest expense	(19)	(71)	(84)	(251)
Interest and other income, net	36	808	1,177	2,851
Net loss and comprehensive loss	(8,212)	(8,671)	(24,320)	(29,477)
Net loss per share, basic and diluted	$(14.58)	$(15.75)	$(41.25)	$(53.68)
Weighted-average shares of common stock outstanding, basic and diluted	563,066	550,645	589,520	549,116

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2025	563,042	$—	$279,556	$(266,376)	$13,180
Issuance of common stock related to employee stock purchase plan	449		3		3
Stock-based compensation	—	—	415	—	415
Net loss	—	—	—	(8,212)	(8,212)
Balance as of September 30, 2025	563,491	$—	$279,974	$(274,588)	$5,386

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	563,042	$—	$279,089	$(250,268)	$28,821
Issuance of common stock related to employee stock purchase plan	449		3		3
Stock-based compensation	—	—	882	—	882
Net loss	—	—	—	(24,320)	(24,320)
Balance as of September 30, 2025	563,491	$—	$279,974	$(274,588)	$5,386

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	550,645	$—	$277,207	$(218,038)	$59,169
Stock-based compensation	—	—	1,140	—	1,140
Net loss	—	—	—	(8,671)	(8,671)
Balance as of September 30, 2024	550,645	$—	$278,347	$(226,709)	$51,638

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	547,019	$—	$273,741	$(197,232)	$76,509
Exercise of common stock options	1,595	—	180	—	180
Issuance of common stock related to employee stock purchase plan	1,576	—	52	—	52
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	455	—	(13)	—	(13)
Stock-based compensation	—	—	4,387	—	4,387
Net loss	—	—	—	(29,477)	(29,477)
Balance as of September 30, 2024	550,645	$—	$278,347	$(226,709)	$51,638

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(24,320)	$(29,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	882	4,387
Depreciation and amortization	16	37
Non-cash lease expense	199	183
Loss on disposal of property and equipment	—	2
Change in fair value of warrant liability	(517)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,606	1,855
Other assets	—	85
Accounts payable	91	(1,533)
Accrued expenses and other current liabilities	(4,310)	(6,439)
Deferred revenue	—	(4,214)
Other liabilities	(518)	(173)
Net cash used in operating activities	(26,871)	(35,287)
Cash flows from financing activities
Proceeds from exercise of common stock options	—	180
Proceeds from issuance of common stock related to employee stock purchase plan	3	52
Repayment of term loan	(1,216)	(1,216)
Tax withholding payments on restricted stock units	—	(13)
Net cash used in financing activities	(1,213)	(997)
Net decrease in cash, cash equivalents, and restricted cash	(28,084)	(36,284)
Cash, cash equivalents, and restricted cash at beginning of period	38,788	96,374
Cash, cash equivalents, and restricted cash at end of period	$10,704	$60,090
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$10,669	$60,055
Restricted cash, long-term (included in other assets)	35	35
Total cash, cash equivalents, and restricted cash	$10,704	$60,090

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

Subsequently, the Company effected a one-for-seventy-five (1:75) reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The Company's common stock began trading on the OTCQB on a split-adjusted basis on August 7, 2025 (the “Effective Date”) under the ticker symbol “SPRBD”. The Company’s common stock resumed trading on the Nasdaq Capital Market on September 15, 2025 under the ticker symbol “SPRB”.

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

Reduction in Force

On April 21, 2025, the Company effected a workforce reduction of 55% to prioritize development and potential accelerated approval of tralesinidase alfa enzyme replacement therapy for the treatment of Sanfilippo Syndrome Type B. The workforce reduction was effective immediately, with a termination date of May 2, 2025 for affected individuals. During the six months ended June 30, 2025, the Company incurred total operating expenses of $0.9 million in connection with the workforce reduction, consisting of expenses related to severance payments and healthcare coverage assistance and related costs. The workforce reduction was completed as of June 30, 2025.

Liquidity and Capital Resources

The Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2025, the Company incurred a net loss of $24.3 million and used $26.9 million of cash in operations. As of September 30, 2025, the Company had an accumulated deficit of $274.6 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue. In October 2025, the Company received gross proceeds of approximately $50.0 million from a private placement financing (see Note 12).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Without alternative financing or proceeds from other strategic alternatives, the Company believes that based on its current operating plan, its cash and cash equivalents of $10.7 million as of September 30, 2025 and proceeds from the October 2025 private placement financing will be insufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations and there can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of September 30, 2025, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed statement of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.

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

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs, the current U.S. government shutdown and uncertainty about economic stability. The Company continues to actively monitor the impact of these macroeconomic and geopolitical factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the nine months ended September 30, 2025, as compared to the significant accounting policies described in the Annual Report.

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$10,089	$10,089	$—	$—
Total	$10,089	$10,089	$—	$—
Financial liabilities:
Warrant liability	$231	$—	$—	$231
Total	$231	$—	$—	$231

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$37,802	$37,802	$—	$—
Total	$37,802	$37,802	$—	$—

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

The pre-funded warrants were measured using a Black-Scholes option pricing model with the following inputs as of issuance and September 30, 2025:

	Grant Date	September 30, 2025
Exercise price	$0.75	$0.75
Expected term (in years)	0.5	0.3
Risk-free interest rate	4.3%	4.0%
Expected dividend rate	0.0%	0.0%
Expected stock price volatility	65.8%	141.0%

The following table provides a roll forward of the aggregate fair value of the Company’s warrant liability (in thousands):

Warrant Liability
Fair value as of December 31, 2024	$—
Grant date fair value	748
Change in fair value	(517)
Fair value as of September 30, 2025	$231

Term Loan

The estimated fair value of the term loan was $0.8 million and $2.0 million as of September 30, 2025 and December 31, 2024, respectively, and was based on market observable interest rates, a Level 2 input.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development expenses	$4,818	$10,635
Accrued general and administrative expenses	781	529
Accrued compensation and benefits	1,065	882
Warrant liability	231	—
Accrued final payment on term loan	298	—
Lease liabilities, current portion	309	283
Total accrued expenses and other current liabilities	$7,502	$12,329

Accrued research and development expenses were primarily related to clinical trials and manufacturing of clinical drug supply as well as accruals related to the Allievex asset purchase. See Note 7 “License and Purchase Agreements — Allievex Corporation” for further information regarding such asset purchase.

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

6. Term Loan

In September 2019, the Company entered into a Loan and Security Agreement, as subsequently amended in March 2021 and May 2022 (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan (the “Term Loan”) for an aggregate principal amount of $5.0 million. The Term Loan will mature on January 1, 2026 (the “Maturity Date”).

As of September 30, 2025, the carrying value of the Term Loan was $0.5 million, consisting of the outstanding principal of $0.5 million, less unamortized debt discount and issuance costs of $1 thousand, which are being amortized using the effective interest method over the life of the Term Loan. The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. As of September 30, 2025 and December 31, 2024, the stated interest rate of the Term Loan was 7.75% and 8.0%, respectively. The final payment is due on the Maturity Date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million, which is 6.0% of the principal amount (the “Supplemental Final Payment”).

The Company is subject to customary affirmative and restrictive covenants under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its current and future assets, other than intellectual property. The Company also agreed not to encumber its intellectual property assets, except as permitted by the Loan Agreement. As of September 30, 2025, the Company was in compliance with all covenants under the Loan Agreement.

As of September 30, 2025, future payments of principal and interest are as follows (in thousands):

Year ending December 31,
2025 (remaining 3 months)	$413
2026	136
Total	$549
Less: interest	(9)
Less: unamortized debt issuance costs	(1)
Term loan, current portion	$539

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

Kaken Pharmaceutical Co, Ltd.

On January 5, 2023, the Company entered into a collaboration and license agreement (the “Kaken License Agreement”) with Kaken Pharmaceutical Co, Ltd. (“Kaken”). Under the terms of the Kaken License Agreement, the Company granted to Kaken the exclusive right to develop, manufacture and commercialize the Company’s product candidate, tildacerfont, for the treatment of congenital adrenal hyperplasia in Japan. Pursuant to the Kaken License Agreement, Kaken will be responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. The Company will retain all rights to tildacerfont in all other geographies.

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

The Company identified a combined performance obligation consisting of the license and know-how granted to Kaken as well as certain non-contingent research and development activities. The Company determined that the transaction price at the inception of the Kaken License Agreement consisted of the upfront payment of $15.0 million. The transaction price was recognized as revenue using the cost-based input method over the estimated period of its non-contingent research and development obligations, which was approximately two years. During the three and nine months ended September 30, 2024, the Company recognized collaboration revenue of $0.6 million and $4.2 million, respectively. As of December 31, 2024, the full transaction price has been recognized.

HMNC Holding GmbH

In May 2024, the Company entered into a license, development and option agreement (the “HMNC Agreement”) with HMNC Holding GmbH (“HMNC”). Under the terms of the HMNC Agreement, HMNC will fund and conduct a Phase 2 proof-of-concept study of tildacerfont in major depressive disorder (“MDD”) patients, who will be screened using Cortibon Genetic Selection Tool (“Cortibon”), HMNC’s proprietary genetic selection tool.

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

As consideration, the Company paid $5.0 million to Allievex in November 2024. The Company has also recorded certain liabilities of Allievex of $8.4 million, of which $7.2 million was paid as of September 30, 2025 and the remaining $1.2 million is included in accrued expenses and other current liabilities on the balance sheet as of September 30, 2025. The amount accrued includes certain contingent liabilities that are deemed both probable and estimable. The Company has also recorded an estimated receivable of $2.6 million in other current assets on the balance sheet as of September 30, 2025 as contingent consideration expected to be returned related to the recorded liabilities. The receivable is contingent upon the completion of the Allievex bankruptcy proceedings and has been recorded as the Company deems the amount to be both probable and estimable. The Company also incurred transaction costs of $0.3 million.

The Company concluded that the assets purchased in conjunction with the Allievex Purchase Agreement represent an asset acquisition whereby the underlying assets comprise in-process research and development assets with no alternative future use. The Company recognized aggregate net acquisition cost of $15.1 million, which was reported as a component of research and development expense for the year ended December 31, 2024. During the nine months ended September 30, 2025, changes in estimates to recorded liabilities associated with the Allievex Purchase Agreement reduced the aggregate net acquisition cost to $11.1 million.

The Company also assumed the obligations of Allievex to pay BioMarin up to an aggregate of $88.0 million upon the achievement of certain development and regulatory milestones (up to $25.5 million for the first MPS IIIB product) and up to an aggregate of $100.0 million per licensed product upon the achievement of certain sales milestones. In addition, the Company is required to pay to BioMarin certain (i) high-single digit to low-double digit tiered royalties on aggregate annual net sales of licensed MPS IIIB products and (i) mid-to-high single digit tiered royalties on aggregate annual net sales of licensed products other than MPS IIIB products, in each case during the applicable royalty term, subject to certain customary reductions and floors. No amounts were paid by the Company to BioMarin nor were any due as of September 30, 2025 pursuant to the Allievex Purchase Agreement.

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

The Company concluded that the rights acquired under the HBM License Agreement have no alternative future use. Therefore, the consideration paid of $5.0 million, along with the initial fair value of the pre-funded warrants issued of $0.7 million (see Note 3 “Fair Value Measurements — Warrant Liability”), was recognized as acquired in-process research and development expense, which is reported as a component of research and development expense for the nine months ended September 30, 2025.

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

8. Capital Structure

Common Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock at $0.0001 par value per share. Holders of common stock are entitled to dividends if and when declared by the Company’s Board. The holder of each share of common stock is entitled to one vote. As of September 30, 2025, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30,	December 31,
	2025	2024
Common stock warrants, issued and outstanding	197,265	169,154
Stock options, issued and outstanding	40,034	46,122
Restricted stock units, issued and outstanding	25,512	29,880
Shares available for future issuance under 2020 Equity Incentive Plan	66,168	27,558
Shares available for future issuance under 2020 Employee Stock Purchase Plan	17,567	12,386
Total shares reserved	346,546	285,100

Redeemable Preferred Stock

On May 28, 2025, the Company entered into a Purchase Agreement with Michael Grey, the Executive Chairman of the Company’s Board, pursuant to which the Company issued and sold one share of the Company’s newly designated Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), to Mr. Grey for a purchase price of $100.00. On July 22, 2025, immediately following stockholder approval of the Reverse Stock Split (as defined in Note 1), the outstanding share of Series A Preferred was redeemed for a redemption price of $100.00.

9. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$44	$445	$(254)	$1,708
General and administrative	371	695	1,136	2,679
Total stock-based compensation expense	$415	$1,140	$882	$4,387

Performance-Based Restricted Stock Units (“RSUs”)

As of September 30, 2025, the Company had 6,837 RSUs outstanding subject to performance-based vesting conditions, of which none are considered probable of achievement. Subsequently in October 2025, these performance RSU's were considered achieved.

10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(8,212)	$(8,671)	$(24,320)	$(29,477)
Denominator:
Weighted-average shares of common stock outstanding	563,066	550,645	589,520	549,116
Net loss per share, basic and diluted	$(14.58)	$(15.75)	$(41.25)	$(53.68)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	September 30,
	2025	2024
Shares subject to outstanding common stock warrants	169,147	169,147
Shares subject to outstanding common stock options	40,034	50,647
Shares subject to outstanding RSUs	25,512	53,217
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	1,388	2,433
Total	236,081	275,444

11. Related Party Transactions

Effective December 20, 2024, Kirk Ways, M.D., a member of the Board, began serving as the Company’s interim Chief Medical Officer pursuant to a consulting agreement. During the nine months ended September 30, 2025 the Company recognized compensation expense of $0.3 million, which is included in research and development expenses on the statement of operations and comprehensive loss.

12. Subsequent Events

Private Placement Financing

On October 7, 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors to sell and issue (i) 502,181 shares of Common Stock and (ii) pre-funded warrants to purchase up to 233,144 shares of Common Stock in a private placement transaction. The purchase price per share of Common Stock was $68.00 per share and the purchase price for the Pre-Funded Warrants was $67.99. The private placement transaction closed on October 9, 2025. The total gross proceeds to the Company were approximately $50.0 million, before deducting placement agent fees and other expenses.

Termination of Loan Agreement

On November 4, 2025, the Company gave notice, effective as of November 7, 2025, of the termination of the Term Loan with SVB. On November 3, 2025, the Company voluntarily prepaid in full the outstanding principal balance of the Term Loan, which was $0.4 million, and all accrued and unpaid interest and fees under the Term Loan including the Supplemental Final Payment of $0.3 million.

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

Since our inception in November 2014, we have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidate, tildacerfont. While tildacerfont remains in development, since November 2024 we have shifted our focus to the development of tralesinidase alfa (“TA-ERT”), an investigational treatment for mucopolysaccharidoses type IIIB (“MPS IIIB”), or Sanfillipo Syndrome Type B. In October 2025, TA-ERT received breakthrough therapy designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of Sanfilippo Syndrome Type B. We anticipate submitting a biologics license application of TA-ERT for the treatment of Sanfilippo Syndrome Type B in the first quarter of 2026. Currently, there is no U.S. FDA-approved therapy for the treatment of MPS IIIB, and disease management consists of limited palliative care.

We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development of tildacerfont and any future product candidates.

Since inception, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2025 and 2024, we incurred net losses of $24.3 million and $29.5 million, respectively, and used $26.9 million and $35.3 million of cash in operations, respectively. As of September 30, 2025, we had an accumulated deficit of $274.6 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

Since inception through September 30, 2025, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our initial public offering (“IPO”) in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and the $15.0 million upfront payment from Kaken received in April 2023. As of September 30, 2025, we had cash and cash equivalents of $10.7 million. In October 2025, the Company received gross proceeds of approximately $50.0 million from the sale of equity securities.

Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2025 will be insufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Quarterly Report.

We expect our expenses will increase significantly in connection with our ongoing activities, as we:

•
pursue regulatory approval of TA-ERT in patients with MPS IIIB;
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
•
expand manufacturing capacity to accommodate anticipated global demand of TA-ERT, if approved, for the treatment of MPS IIIB;
•
advance clinical development of tildacerfont in major depressive disorder (“MDD”);
•
advance pre-clinical and clinical development of SPR202 in congenital adrenal hyperplasia (“CAH”);
•
implement operational, financial, and management information systems;
•
hire additional personnel; and
•
obtain, maintain, expand, and protect our intellectual property portfolio.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs, the current U.S. government shutdown and uncertainty about economic stability.

The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Reverse Stock Split

We effected a one-for-seventy-five (1:75) reverse stock split of our outstanding common stock (the “Reverse Stock Split”) on August 4, 2025.

All of the outstanding common stock share numbers (including shares of common stock subject to our options), share prices, exercise prices and per share amounts contained in the financial statements have been retroactively adjusted in the financial statements to reflect this Reverse Stock Split for all periods presented.

Material Agreements

Loan Agreement with Silicon Valley Bank

In September 2019, we entered into a Loan and Security Agreement, as subsequently amended in March 2021 and May 2022 (the “Loan Agreement”), with Silicon Valley Bank (“SVB”) providing for a term loan (the “Term Loan”) for an aggregate principal amount of $5.0 million. The Term Loan will mature on January 1, 2026 (the “Maturity Date”).

As of September 30, 2025 and December 31, 2024, the outstanding principal was $0.5 million and $1.8 million, respectively.

The Term Loan is subject to a floating per annum interest rate equal to the greater of (a) 0.50% above the Prime Rate (as defined in the Loan Agreement) or (b) 3.75%. The final payment is due on the Maturity Date and includes all outstanding principal plus accrued unpaid interest and an end of term payment totaling $0.3 million, which is 6.0% of the principal amount (the “Supplemental Final Payment”).

Components of Results of Operations

Collaboration Revenue

To date, all of our revenue has been derived from the Kaken License Agreement, pursuant to which we granted Kaken the exclusive right to develop and commercialize tildacerfont for CAH in Japan.

We will recognize royalty and milestone revenues under the Kaken License Agreement if and when appropriate under the relevant accounting rules (see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report). We have not generated any revenues from the commercial sale of approved products and we do not expect to generate revenues from the commercial sale of our product candidates for at least the foreseeable future, if ever.

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

We expect that our general and administrative expenses will continue to increase in the foreseeable future as additional administrative personnel and services are required to manage these functions of a public company, and as we advance TA-ERT through potential regulatory approval.

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the Term Loan.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash and cash equivalents and the change in the fair value of the warrant liability.

Results of Operations

Comparisons of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Collaboration revenue	$—	$602	$(602)	$—	$4,214	$(4,214)
Operating expenses:
Research and development	5,011	6,554	(1,543)	15,418	24,961	(9,543)
General and administrative	3,218	3,456	(238)	9,995	11,330	(1,335)
Total operating expenses	8,229	10,010	(1,781)	25,413	36,291	(10,878)
Loss from operations	(8,229)	(9,408)	1,179	(25,413)	(32,077)	6,664
Interest expense	(19)	(71)	52	(84)	(251)	167
Interest and other income, net	36	808	(772)	1,177	2,851	(1,674)
Net loss	$(8,212)	$(8,671)	$459	$(24,320)	$(29,477)	$5,157

Collaboration Revenue

During the three and nine months ended September 30, 2024, we recognized collaboration revenue of $0.6 million and $4.2 million, respectively. We did not recognize any collaboration revenue for the three and nine months ended September 30, 2025.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
External expenses:
Clinical development	$1,661	$3,891	$(2,230)	$8,992	$15,351	$(6,359)
Manufacturing	2,678	416	2,262	2,576	1,208	1,368
Preclinical studies	—	8	(8)	(46)	24	(70)
Other research and development	101	139	(38)	560	695	(135)
Internal expenses:
Personnel	527	2,020	(1,493)	3,121	7,431	(4,310)
Facilities and other	44	80	(36)	215	252	(37)
Total research and development expenses	$5,011	$6,554	$(1,543)	$15,418	$24,961	$(9,543)

Research and development expenses decreased by $1.5 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in clinical development expenses of $2.2 million was primarily related to decreased clinical development activities related to the discontinuation of the tildacerfont CAH development program of $3.4 million, offset by expenses for TA-ERT of $1.1 million. The increase in manufacturing expenses of $2.3 million was primarily related to expenses for TA-ERT of $2.6 million. There was also a decrease in personnel-related expenses of $1.5 million due to a decrease in headcount.

Research and development expenses decreased by $9.5 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in clinical development expenses of $6.4 million was primarily related to decreased clinical development activities related to the discontinuation of the tildacerfont CAH development program of $11.0 million as well as a reduction in recorded liabilities of $3.3 million and an increase in receivables of $0.1 million associated with the Allievex Purchase Agreement, based on progressing Allievex bankruptcy proceedings, offset by the acquisition of SPR202 for $5.7 million and expenses for TA-ERT of $2.6 million. The increase in manufacturing expenses of $1.4 million was primarily related to manufacturing expenditures of $3.0 million related to TA-ERT, offset by an increase in receivables of $0.6 million associated with the Allievex Purchase Agreement and decreased manufacturing activities related to the discontinuation of the tildacerfont CAH development program of $0.9 million. There was also a decrease in personnel-related expenses of $4.3 million due to a decrease in headcount.

We anticipate that research and development expenses will increase into the foreseeable future as we advance TA-ERT through an anticipated biologics license application in the first quarter of 2026 and potential U.S. FDA approval.

For a description of the terms of our license and purchase agreements, see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a decrease in stock-based compensation expense of $0.3 million.

General and administrative expenses decreased by $1.3 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a decrease in stock-based compensation expense of $1.5 million, offset by an increase in professional fees of $0.5 million primarily due to increased legal fees.

Interest Expense

Interest expense was fairly consistent during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Interest expense decreased by $0.2 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to a decrease in the principal of the Term Loan.

Interest and Other Income, Net

Interest and other income, net decreased by $0.8 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a decrease in interest income of $0.7 million due to lower yield earned on money market fund balances and a loss from an increase in the fair value of the warrant liability of $0.1 million.

Interest and other income, net decreased by $1.7 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a decrease in interest income of $2.2 million due to lower yield earned on money market fund balances, offset by a gain from a decrease in the fair value of the warrant liability of $0.5 million.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $274.6 million and $250.3 million, respectively. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $10.7 million and $38.8 million, respectively. Since inception through September 30, 2025, we have raised aggregate gross proceeds of $293.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, and $15.0 million from the Kaken upfront payment received in April 2023.

On October 7, 2025, we entered into a Securities Purchase Agreement with certain institutional investors to sell and issue (i) 502,181 shares of common stock and (ii) pre-funded warrants to purchase up to 233,144 shares of common stock in a private placement transaction. The purchase price per share of common stock was $68.00 per share and the purchase price for the pre-funded warrants was $67.99. Our total gross proceeds were approximately $50.0 million, before deducting placement agent fees and other expenses.

Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us. Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2025 and proceeds from the October 2025 private placement financing will be insufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our unaudited financial statements included elsewhere in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We expect our research and development expenses to increase significantly in the foreseeable future as we continue to invest in activities related to the clinical development and commercialization of TA-ERT and as we pursue regulatory approval of TA-ERT for the treatment of MPS IIIB. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and we may never succeed in achieving regulatory approval for TA-ERT in patients with MPS IIIB.

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
•
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, tariffs, the current U.S. government shutdown and the ongoing wars in Ukraine and the Middle East and related sanctions.

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

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic events, global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs, the current U.S. government shutdown and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Material Cash Requirements

As of September 30, 2025, future payments of principal and interest on the Term Loan, which commenced repayment in January 2023 and matures in January 2026, were $0.5 million. For a description of the terms of the Loan Agreement, see the section titled “Material Agreements — Loan Agreement with Silicon Valley Bank” above.

As of September 30, 2025, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $0.9 million.

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

We have also entered into license and collaboration agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. As of September 30, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of our license and collaboration agreements, see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(26,871)	$(35,287)	$8,416
Net cash used in financing activities	(1,213)	(997)	(216)
Net decrease in cash, cash equivalents, and restricted cash	$(28,084)	$(36,284)	$8,200

Operating Activities

Net cash used in operating activities decreased by $8.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower payments driven by decreased clinical development activities offset by payments made for asset acquisitions of $7.1 million. For a description of the terms of our license and purchase agreements, see Note 7 to our unaudited condensed financial statements “License and Purchase Agreements” presented elsewhere in this Quarterly Report.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was $1.2 million, consisting primarily of principal payments on the Term Loan of $1.2 million.

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Annual Report. During the nine months ended September 30, 2025, there were no changes to our critical accounting estimates from those discussed in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2025 consisted of $10.7 million in bank deposits and money market funds. Previously, we have held U.S treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rate for our Term Loan is variable.

As of September 30, 2025 and December 31, 2024, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, high inflation due to geopolitical and macroeconomic events, as of September 30, 2025, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.*

For the nine months ended September 30, 2025, we had incurred a net loss of $24.3 million and used $26.9 million of cash in operations. As of September 30, 2025, we had an accumulated deficit of $274.6 million and cash and cash equivalents of $10.7 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us. Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2025 and proceeds from the October 2025 private placement financing will be insufficient to fund our operations and debt obligations for at least twelve months following the issuance date of our unaudited financial statements included elsewhere in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2025, we had cash and cash equivalents of $10.7 million. In October 2020, we consummated our IPO and issued 92,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under the Kaken License Agreement. On October 7, 2025, we entered into a Securities Purchase Agreement with certain institutional investors to sell and issue (i) 502,181 shares of common stock and (ii) pre-funded warrants to purchase up to 233,144 shares of common stock in a private placement transaction. The purchase price per share of common stock was $68.00 per share and the purchase price for the pre-funded warrants was $67.99. Our total gross proceeds were approximately $50.0 million, before deducting placement agent fees and other expenses.

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

Additional funding may not be available on acceptable terms, or at all. In addition, we may not be able to access a portion of our existing cash and cash equivalents due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. Further, as a result of geopolitical and macroeconomic events, including global trade disputes and the ongoing wars in Ukraine and the Middle East and related sanctions, tariffs and the current U.S. government shutdown, the global credit and financial markets have experienced volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of TA-ERT, tildacerfont, SPR202 or other research and development initiatives. We also could be required to seek collaborators for our current product candidates and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our current product candidates and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for TA-ERT and our other current and future product candidates.*

We are a late-stage biopharmaceutical company founded in 2014, and our operations to date have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidates. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any product revenue. For the nine months ended September 30, 2025 and 2024 we reported net losses of $24.3 million and $29.5 million, respectively. As of September 30, 2025, we had an accumulated deficit of $274.6 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, seek regulatory approvals for, and commercially launch TA-ERT and our other current and future product candidates, if approved. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

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

In March 2024, in a type C meeting with the FDA, the FDA confirmed to Allievex that CSF-HS-NRE is deemed to be a biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also confirmed that the completed clinical and nonclinical studies of TA-ERT were sufficient for a biologics license application (BLA) submission and provided guidance around key design elements of a confirmatory Phase 3 trial (placebo-controlled 5-year study with a 2-year interim analysis in 14 patients), which must be initiated prior to potential accelerated approval of TA-ERT. We intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in the first quarter of 2026, and if successful and FDA approval is received, potentially commercially launch in late 2026.

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

We intend to seek FDA approval of TA-ERT for MPS IIIB through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond the confirmatory Phase 3 trial that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approval.*

We intend to submit a BLA seeking accelerated approval based on existing clinical data, however there can be no assurance that such submission or application will be accepted for filing by the FDA or that approval will be granted on a timely basis, or at all. For example, in March 2024, in a type C meeting with the FDA, the FDA confirmed that HS-NRE is deemed to be a biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also confirmed that the completed clinical and nonclinical studies of TA-ERT were sufficient for a BLA submission and provided guidance around key design elements of a confirmatory trial (placebo-controlled 5-year study with a 2-year interim analysis in 14 patients), which must be initiated prior to potential accelerated approval of TA-ERT. Based, in part, on these discussions, we intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in the first quarter of 2026, and if successful and FDA approval is received, potentially commercially launch in late 2026. Failure to obtain accelerated approval would result in a longer time period to commercialization, if any, and would increase the cost of development and harm our competitive position in the marketplace.

Our clinical trials may fail to adequately demonstrate that our product candidates are well tolerated and provide sufficient clinical benefits for patients, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. We are seeking to develop treatments for MPS IIIB, MDD, congenital adrenal hyperplasia (CAH), and post-bariatric hypoglycemia (PBH). We intend to seek accelerated approval of TA-ERT for MPS IIIB based on existing clinical data. As a condition of seeking such approval of a BLA from the FDA, we will initiate a confirmatory Phase 3 trial, which must be initiated prior to potential accelerated approval of TA-ERT. We intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in the first quarter of 2026, and if successful and FDA approval is received, potentially commercially launch in late 2026. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of TA-ERT, tildacerfont, and SPR202 in other indications.

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

Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT, tildacerfont, SPR202 and our other current and future product candidates.*

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical and clinical testing is expensive and difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of TA-ERT and tildacerfont, and preclinical studies of SPR202 may not be predictive of the results of later-stage clinical trials, and interim results of a trial do not necessarily predict final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, we plan to use doses in our clinical trials for TA-ERT and tildacerfont that may not be safe or efficacious doses. As such, our hypotheses of efficacy may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. We have faced significant setbacks as we conducted our two Phase 2b clinical trials for tildacerfont in adult patients with classic CAH, and we may continue to face such setbacks in our other development programs, which may delay or prevent regulatory approval of tildacerfont. For example, due to not meeting its primary efficacy endpoint, we terminated our CAHmelia-203 trial in March 2024 and our CAHmelia-204 trial in December 2024. Additionally, the prior sponsor of TA-ERT, Allievex, discontinued clinical development due to financial constraints.

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

TA-ERT, tildacerfont and SPR202 are, and our other current and future product candidates will be, subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize TA-ERT, tildacerfont and our other current and future product candidates.*

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market TA-ERT, tildacerfont, SPR202 or any other current or future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market TA-ERT, tildacerfont, SPR202 or any other current or future product candidates in the United States until we receive approval of an NDA or BLA from the FDA. Similar requirements and risks are applicable in foreign markets. We have not previously submitted an NDA or BLA to the FDA, or similar drug approval filings to comparable foreign authorities.

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

If the market opportunities for TA-ERT, tildacerfont, SPR202 and our other current and future product candidates are smaller than we believe they are, our future revenue may be adversely affected, and our business may suffer.*

If the size of the market opportunities in each of our target indications for our product candidates and any future product candidates is smaller than we anticipate, we may not be able to achieve profitability and growth. We focus our clinical development on treatments for neurological disorders. For example, we believe that TA-ERT has the potential to bring therapeutic benefit to patients suffering from MPS IIIB. Given the relatively small number of patients who have MPS IIIB, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these disorders. In addition, our estimates of the patient populations for our target indications have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these disorders. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. For example, due to the lack of available treatment options, newborn screening programs have not been widely adopted for the detection of MPS IIIB. As a result, patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. In addition, the potentially addressable patient population for MPS IIIB may be limited or may not be amenable to treatment with TA-ERT, if approved. Further, even if we obtain significant adoption and market penetration for TA-ERT in MPS IIIB, we may never achieve profitability despite obtaining such significant market share, as other pharmaceutical companies with more resources and greater experience in drug development and commercialization are targeting this same disorder.

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

We currently have no marketing and sales organization and have yet to commercialize a product. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, we may not be able to generate product revenues.*

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. To commercialize our product candidates and any future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We intend to build a highly specialized commercial organization to support the commercialization of TA-ERT, if approved, in the United States.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States, pose a national security risk and should be subject to additional tariffs.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

Use of TA-ERT, tildacerfont, SPR202 or our other current and future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of TA-ERT, tildacerfont, SPR202 and our other current and future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by TA-ERT, tildacerfont, SPR202 and our other current and future product candidates could cause us or regulatory authorities to interrupt, delay, terminate or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, although tildacerfont has been assessed in over 400 subjects across ten completed clinical trials in which it has been well tolerated with no drug-related SAEs, in our proof-of-concept, dose-escalating Phase 2a clinical trial in adults with classic CAH, one patient experienced a grade one liver-related adverse event after 14 days of treatment at 1,000mg once daily. This patient had elevated levels of alanine transaminase (“ALT”) between five and nine times the ULN, elevations in aspartate aminotransferase (“AST”) less than five times the ULN, and no increases in bilirubin. The event resolved on its own without additional medical intervention. If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for TA-ERT, tildacerfont, and SPR202 for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

If we receive regulatory approval for TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.*

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-market studies or clinical trials, and surveillance to monitor safety and effectiveness. The FDA may also require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals, or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Comparable foreign regulatory authorities may impose similar requirements in their markets.

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

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including during the ongoing government shutdown that began on October 1, 2025 and the government shutdown that lasted for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Even if we obtain regulatory approval for TA-ERT, tildacerfont, SPR202 and our other current and future product candidates, they may not gain market acceptance among physicians, patients, healthcare payors and others in the medical community.*

TA-ERT, tildacerfont, SPR202 and our other current and future product candidates may not be commercially successful. The commercial success of TA-ERT, tildacerfont, SPR202 or our other current and future product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of TA-ERT, tildacerfont or our other current and future products, if approved, will depend on a number of factors, including:

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

If TA-ERT, tildacerfont, SPR202 and any other current or future product candidate is approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians prescribe or use TA-ERT, tildacerfont, SPR202 and any other current or future product candidates off-label, we may become subject to prohibitions on the sale or marketing of TA-ERT, tildacerfont, SPR202 and any other current or future product candidates, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.*

The FDA, DOJ, and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products following approval. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling and Summary of Product Characteristics. However, if we receive marketing approval for TA-ERT, tildacerfont, SPR202 and any other current or future product candidates, physicians can prescribe such product to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgement. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities, incur penalties, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities, including comparable foreign authorities, have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities, or comparable foreign regulatory authorities, to have engaged in the promotion of TA-ERT, tildacerfont, SPR202 or any other current or future product candidate for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Coverage and reimbursement may be limited or unavailable in certain market segments for TA-ERT, tildacerfont, SPR202 and our other current or future product candidates, which could make it difficult for us to sell TA-ERT, tildacerfont, SPR202 and our other current or future product candidates profitably.*

Successful sales of TA-ERT, tildacerfont, SPR202 and any other current or future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from U.S. governmental healthcare programs, such as Medicare and Medicaid, or comparable foreign healthcare programs, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development on treatments for serious disorders, some of which have relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

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

Current and future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize TA-ERT, tildacerfont, SPR202 and any other current or future product candidates and may affect the prices we may set.*

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional Congressional action is taken.

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

We expect that other healthcare reform measures that may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce and cut programs, (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending, (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, (4) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans (5) imposing tariffs of imported pharmaceutical products; (6) and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. On April 10, 2024, the Parliament adopted its related position and on 4 June 2025 the European Council agreed on its position. The Council, the Parliament and the European Commission have begun trilogue negotiations with a view to reaching an agreement on the package. A decrease in data and market exclusivity opportunities for our product candidates in the EU could make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status. If adopted in the form proposed, the European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a number of changes to the regulatory framework governing medicinal product, including a decrease in data and market exclusivity for our product candidates in the EU, if approved, among other regulatory changes.

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

Even if we obtain the necessary regulatory approvals, a variety of risks associated with marketing TA-ERT, tildacerfont, SPR202 and any other current or future product candidates internationally could materially adversely affect our business.*

We plan to seek regulatory approval for TA-ERT, tildacerfont, SPR202 and any other current or future product candidates internationally. Even if we obtain such approvals, we will nevertheless be subject to additional risks related to operating in foreign countries, including:

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2025, we had 9 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Silicon Valley Bank may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Silicon Valley Bank are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, Silicon Valley Bank could foreclose on our assets.*

In September 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a term loan (the “Term Loan”) with SVB for an aggregate principal amount of $4.5 million. In March 2021, we entered into the First Amendment to Loan and Security Agreement (the “First Amendment”), which increased the aggregate principal amount of the Term Loan to up to $30.0 million, of which $20.0 million was immediately available under the first tranche (the “First Tranche”) and $10.0 million was available under the second tranche through December 31, 2022 (the “Second Tranche”) subject to the completion of certain clinical or financial milestones. In May 2022, we entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), which amended the milestone upon which the Second Tranche commitment of $10.0 million would become available, added a liquidity covenant for the Second Tranche and amended the interest and prepayment terms. Commitments available under the Second Tranche of $10.0 million expired on December 31, 2022. Repayment of principal on the First Tranche commenced in January 2023. As of September 30, 2025, we had $0.5 million outstanding principal under the Loan Agreement. Pursuant to the First Amendment, the Term Loan will mature on January 1, 2026.

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

For a more detailed description of the terms of the Loan Agreement, see the section titled “Item. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Agreements—Loan Agreement with Silicon Valley Bank” and Note 6 to our unaudited financial statements, each included elsewhere in this Quarterly Report.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of TA-ERT, tildacerfont, SPR202 and any future product candidates.*

We face an inherent risk of product liability as a result of the clinical testing of TA-ERT, tildacerfont, SPR202 and any future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if TA-ERT, tildacerfont, SPR202 or any future product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of TA-ERT, tildacerfont, and SPR202. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2023 concluded that an ownership change occurred in May 2016 and in August 2020. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of September 30, 2025, we recorded a full valuation allowance on our net deferred tax assets.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For instance, OBBBA makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation and the business interest expense limitation, as well as makes other significant changes to the U.S. tax laws. We are currently evaluating the impact, if any, of the OBBBA on our business and financial condition and expect the results of such evaluation to be reflected on the Company’s Form 10-K for the year ended December 31, 2025. Further, the Tax Act, the CARES Act and the Inflation Reduction Act of 2022 enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities may affect us, and certain aspects of the changes could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the Inflation Reduction Act, or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the Tax Act, the CARES Act, the Inflation Reduction Act or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

Risks Related to Ownership of Our Common Stock

If we are unable to maintain compliance with all applicable requirements of the Nasdaq Capital Market (“Nasdaq”), our common stock could be subject to delisting which would adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.*

On April 26, 2024, we received a letter from Nasdaq Listing Qualifications, notifying us that, for the previous 30 consecutive business day period prior to the date of the letter, the closing bid price for our common stock was below $1.00 (the “Minimum Bid Price Requirement”). In accordance with Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until October 23, 2024, to regain compliance with Nasdaq’s bid price requirement. On October 10, 2024, we applied to transfer our listing from the Nasdaq Global Select Market to the Nasdaq Capital Market (the “Transfer”). On October 24, 2024, Nasdaq Listing Qualifications notified us that the Transfer was approved, effective October 28, 2024, and that, in connection with the Transfer, we were eligible for an additional 180 calendar day period, or until April 21, 2025 (the “Extended Compliance Date”), to regain compliance with the minimum closing bid price requirement.

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

Our common stock began trading on the OTCQB on a split-adjusted basis on August 7, 2025 (the “Effective Date”) under the ticker symbol “SPRBD”. Our common stock resumed trading on the Nasdaq Capital Market on September 15, 2025.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2025, there were 563,491 shares of our common stock outstanding.

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

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 214,873 shares of common stock, pre-funded warrants to purchase 10,666 shares of common stock, and warrants to purchase 169,147 shares of common stock. All of the pre-funded warrants have been exercised. Additionally, in October 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue 502,181 shares of common stock and pre-funded warrants to purchase up to 233,144 shares of common stock in a private placement transaction. Pursuant to the securities purchase agreements, we have registered and, in the case of the October 2025 securities purchase agreement, plan to register for resale such securities. If these additional shares of common stock, and the shares of common stock issued or issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the Shelf Registration, Sales Agreement and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 214,873 shares of common stock, pre-funded warrants to purchase 10,666 shares of common stock, all of which have been exercised, and warrants to purchase 169,147 shares of common stock. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2020 Equity Incentive Plan (“2020 Plan”), our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2020 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 5,883 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize TA-ERT, tildacerfont, SPR202 and our other product candidates.*

We currently rely on, and intend to continue relying on, third-party CROs in connection with our clinical trials for TA-ERT, tildacerfont, and SPR202. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of TA-ERT, tildacerfont, SPR202 and any future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture TA-ERT, tildacerfont, SPR202 and any future product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production. In particular, we currently rely on a single-source manufacturer for drug product, and a single-source manufacturer for drug substance.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of our product candidates, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term (“PTE”) of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (“SPC”). If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, and/or the current U.S. government shutdown may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) and/or the current U.S. government shutdown may also lead to delays in review and analysis of regulatory submissions or requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent) and there may be no patent eligible for extension. Moreover, the applicable time period or the scope of patent protection afforded could be less than we project or request. In addition, to the extent we wish to pursue patent term extension based on a patent that we may license from a third party in the future, we may need the cooperation of that third party. If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we project or request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed). If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

Third parties may also raise similar claims before the USPTO, even outside the context of litigation or infringement. Such mechanisms could include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, we are currently a party to an opposition proceeding with the European Patent Office with respect to EP Patent No. 3,678,649, a Revocation Proceeding with respect to EP Patent No. 3,678,649, and a Unified Patent Court (UPC) Revocation Proceeding with respect to EP Patent No. 3,678,649. We may be subject to new or additional third-party pre-issuance submission of prior art to the USPTO or become involved in other post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our products.*

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements, including the HBM License Agreement, and the Twist Antibody License Agreement, will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Termination of Loan Agreement

On November 4, 2025, we gave notice, effective as of November 7, 2025, of our termination of the Loan Agreement with SVB. The Loan Agreement, as amended, provided for a term loan facility in a principal amount of $5.0 million and was scheduled to mature on January 1, 2026. On November 3, 2025, we voluntarily prepaid in full the outstanding principal balance of the Term Loan, which was $0.4 million, and all accrued and unpaid interest and fees under the Term Loan including the Supplemental Final Payment of $0.3 million.

Insider Trading Arrangements

During our last fiscal quarter, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	July 24, 2025

3.3	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	8-K	001-39594	3.1	May 29, 2025

4.2	Form of Amended 2025 Pre-Funded Warrant to Purchase Common Stock	10-Q	001-39594	4.2	August 14, 2025

4.3	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-39594	4.1	October 8, 2025

10.1	First Amendment to Antibody License Agreement, dated July 28, 2025, by and between Spruce Biosciences, Inc. and Twist Bioscience Corporation	10-Q	001-39594	10.2	August 14, 2025

10.2	Form of Securities Purchase Agreement, dated October 7, 2025, by and among Spruce Biosciences, Inc. and the Purchasers	8-K	001-39594	10.1	October 8, 2025

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

SPRUCE BIOSCIENCES, INC.

Date: November 10, 2025	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)