Form 10-K
period 2025-12-31
SPRUCE BIOSCIENCES, INC.
filed 2026-03-09
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (415) 343-5986

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $2.8 million, based on the closing price of the Registrant's common stock on the OTCQB of $5.44 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2026 was 1,372,043.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development costs; the ability to seek accelerated approval of tralesinidase alfa enzyme replacement therapy (“TA-ERT”) for Sanfilippo Syndrome Type B, or Mucopolysaccharidosis Type IIIB (“MPS IIIB”) based on existing clinical data; the timing and likelihood of regulatory filings and approvals for TA-ERT; the anticipated timing, costs and conduct of our clinical trials for our product candidates, such as a confirmatory trial of TA-ERT for MPS IIIB; our ability to commercialize our product candidates, including TA-ERT, if approved, in the United States and in international markets; the anticipated market opportunity and level of sales for our product candidates, including TA-ERT for MPS IIIB, if approved; our ability to establish a commercial organization in the United States and leverage regional partnerships and a network of third-party distributors in international markets; the coverage, pricing and reimbursement of our product candidates, if approved; the potential benefits of strategic alliances and our ability to enter into strategic alliances; our ability to identify and benefit from strategic collaborations with other biopharmaceutical companies; the ability to in-license or acquire development and commercial stage product candidates in disorders that have the potential to complement our existing portfolio; the timing and likelihood of success, plans and objectives of management for future operations; future results of anticipated product development efforts; our ability to continue as a going concern; and our expected future financing needs, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “might,” “can,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

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
•
We will need substantial additional financing to develop our product candidates and implement our operating plan. If we fail to obtain additional financing, including as a result of geopolitical uncertainty and macroeconomic events, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts, which could significantly harm our business, financial condition, results of operations and prospects.
•
We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidate, tralesinidase alfa enzyme replacement therapy (“TA-ERT”), and our other current and future product candidates.
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
•
Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT and our other current and future product candidates.
•
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.
•
TA-ERT and our other current and future product candidates will be subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize TA-ERT and our other current and future product candidates.
•
Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
If the market opportunities for TA-ERT and our other current and future product candidates are smaller than we believe they are, our future revenue, if any, may be adversely affected and our business may suffer.
•
We currently have no marketing and sales organization and have yet to commercialize a product. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell TA-ERT and our other current and future product candidates, we may not be able to generate any product revenues.

•
Unfavorable U.S. and global economic and geopolitical conditions could adversely affect our business, financial condition, results of operations and prospects.
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
•
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
Coverage and reimbursement may be limited or unavailable in certain market segments for TA-ERT and our other current and future product candidates, which could make it difficult for us to sell TA-ERT and our other current and future product candidates profitably.
•
If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.
•
We depend on intellectual property licensed from others, the termination of which could result in the loss of significant rights, which would harm our business.
•
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize TA-ERT and our other current and future product candidates.
•
We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of TA-ERT and our other current and future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
•
If we are unable to obtain and maintain sufficient intellectual property protection for TA-ERT and our other current and future product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize TA-ERT, our other current and future product candidates or other proprietary technologies, if approved, may be adversely affected.

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

Our Strategy

•
Seek regulatory approval and maximize the U.S. commercial potential of TA-ERT for the treatment of MPS IIIB. We intend to seek U.S. accelerated approval of tralesinidase alfa enzyme replacement therapy (“TA-ERT”) for Mucopolysaccharidosis Type IIIB (“MPS IIIB”) based on existing non-clinical and clinical data. As a condition of seeking such approval of a biologics license application (“BLA”) from the U.S. Food and Drug Administration (“FDA”), we will initiate a confirmatory trial. If the BLA is approved, we intend to build a highly specialized commercial and medical affairs organization to support the commercialization of TA-ERT. Given that a relatively small number of clinicians and specialists treat most of the patients with MPS IIIB, we believe this market can be effectively addressed with a modest-sized and targeted patient-centric field team, alongside various high-touch patient initiatives. TA-ERT has received Rare Pediatric Disease Designation, Fast Track Designation, Breakthrough Therapy Designation, and Orphan Drug Designation in the United States and European Union (“EU”).
•
Commercialize globally through a patient-focused organization. We seek to commercialize TA-ERT and its other investigational products throughout the developed world, including North America, the EU, the United Kingdom, Latin America, Turkey, Asia, and other international markets. We intend to establish our own commercial organization in the United States, EU, and the United Kingdom, and seek regional strategic collaborations and a network of third-party distributors in other international markets.
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

TA-ERT for the Treatment of Mucopolysaccharidosis Type IIIB (MPS IIIB)

TA-ERT is a fusion protein comprised of recombinant human alpha-N-acetylglucosaminidase (“rhNAGLU”). TA-ERT is intended as an enzyme replacement therapy for the treatment of patients with MPS IIIB who lack rhNAGLU enzyme activity. TA-ERT is expected to restore rhNAGLU enzyme activity in the central nervous system following intracerebroventricular (“ICV”) injection. rhNAGLU typically lacks the mannose-6 phosphate residues that are essential for efficient cellular uptake via the M6P receptor pathway. As a result, the naked enzyme is poorly absorbed by cells, including neurons. To address this challenge, TA-ERT is fused to an insulin-like growth factor 2 peptide, which binds to the cation-independent mannose-6-phosphate on cell surfaces. This fusion enables the enzyme to be internalized and delivered to the lysosome, thereby enhancing its therapeutic potential for treating MPS IIIB. By restoring NAGLU enzymatic activity and promoting clearance of lysosomal heparan sulfate and heparan sulfate non-reducing end in the brain, TA-ERT is expected to preserve neuronal cell health and potentially halt or slow the neurological decline and improve clinical outcomes in affected patients.

MPS IIIB is an ultra-rare, serious, and fatal genetic disease characterized by deficiency in

N-Acetyl-Alpha-Glycosaminidase (“NAGLU”), an enzyme required for the catabolism of enzyme required for the degradation of the glycosaminoglycan, heparan sulfate (“HS”), and the MPS IIIB-specific non-reducing end of heparan sulfate (“HS-NRE”) in lysosomes. The true incidence and prevalence of MPS IIIB is difficult to ascertain because it is a disease currently not included in newborn screening. The accumulation of toxic levels of cerebral spinal fluid heparan sulfate (“CSF HS”) in the brain is the underlying pathophysiology of MPS IIIB. Although signs and symptoms of MPS IIIB can vary amongst affected individuals, progressive neurodegeneration typically follows a predictable path to brain atrophy, cognitive and developmental impairment, hyperactivity with aggressive and destructive behavior, delayed speech, hearing loss, and motor skill deficits. Somatic manifestations include coarse facial features, hepatosplenomegaly, and gastrointestinal symptoms. The final stage of MPS IIIB is typically marked by severe dementia, loss of motor function, and seizure activity, with patients largely bed-ridden and requiring constant care, requiring feeding tubes for hydration and nutrition, and ultimately leading to death. The mean life expectancy of individuals with MPS IIIB is approximately 19 years of age. Currently, there are no FDA-approved therapies for MPS IIIB, and management of the disease consists of limited palliative care to improve quality of life.

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

Human exposure to TA-ERT has occurred in 3 clinical studies (250-201, 250-202, and 250-401). Study 250-201 was a completed Phase 1/2, first-in-human, multicenter, multinational, open‑label, dose-escalation study. Study 250-202 was an extension study for patients who completed study 250-201, and study 250-401 was an extension study for patients who completed study 250-202. Patients entered study 250-201 by either completing study 250-201’s Part 1 dose-escalation study, or completing study 250-901, an observational study of progressive MPS IIIB symptomatology.

In studies 250-201 and 250-202, TA-ERT was administered weekly by ICV infusion, and patients were evaluated in terms of neurocognitive function, behavior, sleep, quality of life (both of the patient and of the family/caregiver), MRI imaging characteristics, biochemical markers of disease burden and, in some cases, hearing. The primary objectives of these studies were to evaluate the safety and tolerability of TA-ERT administered to patients with MPS IIIB via an ICV reservoir and catheter, and to evaluate the impact of TA-ERT on cognitive function defined as communication skills in patients with MPS IIIB as assessed by the raw score and age-equivalent quotient (“AEq”). Patients in study 250-202 were eligible for weekly or every other week dosing after Week 96. 22 patients enrolled in Study 250-201 and a total of 21 patients completed the study. 20 of these patients transitioned to study 250-202. Study 250-401 was a Phase 3B/4 study to allow patients that completed study 250-202 to continue receiving TA-ERT for up to 3 additional years.

Study 250-901 was a prospective, non-treatment study of MPS IIIB open to 1 – 10 year‑old patients with cognitive developmental quotients ≥ 50 (determined by the BSID‑III or KABC-II (each as defined below)) upon study entry. This study aimed to quantify MPS IIIB disease progression over time; to correlate changes in clinical features of the disease, in particular cognitive decline, with MRI characteristics and biochemical markers of disease burden; and to serve as a comparator for studies 250-201 and 250-202. Following a screening period, patients were assessed every 12 weeks for up to 96 weeks. 22 patients enrolled and 20 patients matriculated into study 250-201.

Study 250-902 was a prospective, non-treatment study of MPS IIIB that aimed to quantify the progression of cognitive decline in pediatric patients with MPS IIIB over time. The study enrolled patients regardless of age or baseline DQ. To this end, data collected from Study 250-902 augmented and extended data from study 250-901. Data was prospectively collected from 44 patients for up to 192 weeks, with study visits occurring every 24 weeks.

In studies 250-201 and 250-202, TA-ERT was shown to significantly and durably normalize HS and HS-NRE levels over a five-year period. In Study 250-201, TA-ERT was shown to normalize liver and spleen volume, while stabilizing cortical grey matter volume, reflecting removal of HS deposits from these target organs. We also believe that early intervention with TA-ERT stabilizes cognitive decline in patients with MPS IIIB.

We integrated and evaluated group-level efficacy data for cerebral spinal fluid heparan-sulfate non-reducing end (“CSF HS-NRE”), cortical grey matter volume (“CGMV”), and Bayley-III Cognitive Raw Score (“BSID-C”), the cognitive subscale of the Bayley Scales of Infant and Toddler Development - Third Edition (“Bayley-III”), as well as safety data over a five-year period from clinical studies 250-201, 250-202, and 250-401. Data from treated patients (n=22) in the studies 250-201, 250-202, and 250-401 was compared with data from untreated patients with MPS IIIB in natural history studies 250-901 and 250-902.

Integrated group-level data from studies 250-201, 250-202, and 250-401 demonstrate that TA-ERT significantly reduced to normal or near normal CSF HS-NRE levels over a five-year period. At 240 weeks, CSF HS-NRE decreased 91.5 ng/mL from baseline (95% CI: -102.10, -80.90; p<0.0001). Most participants experienced normalization of CSF HS-NRE levels eight weeks after initiating therapy.

In untreated patients with MPS IIIB, cognitive function peaks at around four years of age and then declines over time. In contrast, children with established disease treated with TA-ERT experienced stable cognitive function over time. Untreated children in the natural history studies showed a decline in cognition beginning at approximately five years of age that progressively worsened over time, while cognition in the TA-ERT treated group remained stable. Using a model-based approach, the mean (95% CI) BSID-C over six to 10 years of age was significantly higher in patients treated with TA-ERT, relative to untreated, age-matched children, with differences evident at six years of age (group difference: 10.67, 95% CI: 3.23, 18.11; p=0.005). At 10 years of age, the difference in BSID-C scores between groups increased to 34.66 (95% CI: 24.38, 44.93; p<0.0001). Although TA-ERT treatment stabilized BSID-C scores on average, increases in BSID-C scores were more commonly observed in subjects who initiated therapy at younger ages with higher baseline cognitive function and prior to the establishment of meaningful neurodegeneration. The BSID-C is anticipated to be the primary endpoint for the post-marketing clinical trial.

TA-ERT was also associated with stabilization of CGMV, relative to the decline in CGMV observed in untreated children due to the progressive neurodegenerative nature of MPS IIIB. While CGMV should increase with age in children up to five years of age, there was an average loss of ~32 mL over 48 weeks in untreated children with MPS IIIB observed in study 250-901. Consistent with TA-ERT’s mechanism of action, decreases in CGMV were observed during the initial 24 weeks of TA-ERT treatment, likely reflecting intracellular clearance of CSF HS and CSF HS-NRE. CGMV stabilized from weeks 48 to 240 with TA-ERT treatment.

Analysis using the validated Vineland Adaptive Behavior Scales – Second Addition (VABS-II) scale also showed that TA-ERT was associated with a stabilization in receptive and expressive communication, as well as both fine and gross motor skills, compared to a decline in these outcomes in untreated natural history patients.

TA-ERT exposure for up to 7.3 years has demonstrated an adequate safety profile in a serious and fatal disease for which no treatment is currently available. The mean (SD) exposure to TA-ERT was 4.2 (2.0) years. No deaths occurred throughout study 250-201 and its long-term extension studies 250-202 and 250-401. The most frequent treatment-emergent adverse event (TEAE) by preferred term (reported in ≥40% of participants) was vomiting (22 [100%]), followed by pyrexia (20 [90.9%]), upper respiratory tract infection (17 [77.3%]), pleocytosis (11 [50.0%]), COVID-19 infection (10 [45.5%]), and diarrhea (9 [40.9%]). Four (18%) patients discontinued treatment, although three (14%) discontinuations were due to hydrocephalus, a known complication of MPS IIIB. Adverse events related to the ICV device were consistent with other therapies administered by the ICV route.

In March 2024, in a type C meeting with the U.S. Food and Drug Administration (“FDA”), the FDA confirmed that CSF HS-NRE is a surrogate biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also confirmed that the completed clinical and nonclinical studies of TA-ERT were sufficient for a BLA submission and provided guidance around key design elements of a confirmatory Phase 3 trial (placebo-controlled 5-year study in 14 patients), which must be initiated prior to potential accelerated approval of TA-ERT.

We also held two Type B meetings with the FDA ahead of our anticipated BLA submission for TA-ERT; the first in December 2025 to discuss our clinical data and regulatory strategy, and the second in January 2026 to discuss chemistry, manufacturing, and controls (“CMC”) requirements.

During the December 2025 meeting, the FDA confirmed that the integrated study data from interventional clinical studies of TA-ERT and the available natural history data could potentially serve as an adequate and well-controlled study for purposes of the FDA’s review of the effects of TA-ERT on CSF HS-NRE, which could serve as a reasonably likely surrogate endpoint (“RLSE”) to support an accelerated approval. The FDA also provided recommendations to further support CSF HS-NRE as a RLSE, which we are incorporating into our planned BLA submission. In addition, we discussed the timing and design of the required confirmatory study of TA-ERT, including an agreement to initiate the confirmatory study during BLA review.

Following the January 2026 CMC meeting, the FDA considered the company’s plan to address drug product (“DP”) process performance qualification (“PPQ”) batch requirements for the BLA submission. In the official meeting minutes, which were received on February 12, 2026, the FDA shared its requirement for one DP PPQ batch at the time of BLA submission and data from a second DP PPQ batch prior to midcycle of BLA review. To accommodate this requirement, the timing of the BLA submission for TA-ERT is anticipated in the fourth quarter of 2026.

In February 2026, the Rare Pediatric Disease Priority Review Voucher (“PRV”) program was reauthorized through September 30, 2029. This five-year extension restores a key incentive to develop therapies for rare pediatric diseases, allowing companies to receive a fast-track review voucher for approved drugs. TA-ERT has received Rare Pediatric Disease Designation and would be eligible for a PRV, if approved by the FDA.

TA-ERT has received Rare Pediatric Disease Designation, Fast Track Designation, Breakthrough Therapy Designation, and Orphan Drug Designation in the United States and the EU.

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

In May 2024, we formed a strategic partnership with HMNC Holding GmbH (“HMNC”) to investigate the potential of tildacerfont, a potent and highly selective, oral, small-molecule antagonist of the CRF1 receptor, and the Cortibon Genetic Selection Tool (“Cortibon”), a companion diagnostic developed to identify MDD patients most likely to benefit from CRF1 receptor antagonism. Cortibon was developed using DNA samples from patients that were enrolled in a large-scale randomized controlled trial where a CRF1 receptor antagonist was compared with the standard of care (escitalopram) and placebo. Cortibon stratifies the patient sample with a sensitivity and specificity above 80% and post-hoc analysis suggests treatment benefit of a CRF1 receptor antagonist in the Cortibon-positive population.

HMNC and Spruce collaborated in a Phase 2 proof-of-concept clinical trial called Tildacerfont as Antidepressant Medication and Relief in Depression (“TAMARIND”). TAMARIND’s primary objective was to explore efficacy of 400mg twice-daily tildacerfont versus placebo in improving depressive symptoms in MDD patients that are Cortibon-positive. The study was discontinued in the first quarter of 2026 following a serious adverse event in which a patient experienced a significant elevation of liver enzymes.

Under the terms of the study and collaboration agreement, HMNC funded and conducted TAMARIND. We have an option to in-license exclusive worldwide rights to Cortibon. If Spruce exercises its option, it will be responsible for the future worldwide development and commercialization of tildacerfont and Cortibon for the treatment of MDD under a collaboration framework that leverages HMNC’s ongoing expertise in precision psychiatry and companion diagnostics. Pursuant to the license terms, HMNC would be entitled to receive certain milestone payments and tiered royalties on net sales of tildacerfont in MDD.

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

As partial consideration for the rights granted to us under the Lilly License Agreement, we made a one-time upfront payment to Lilly of approximately $0.8 million during the year ended December 31, 2016. We are also required to pay Lilly up to an aggregate of $23.0 million upon the achievement, during the time the Lilly License Agreement remains in effect, of certain milestones relating to the clinical development and commercial sales of the Lilly Licensed Products. Such payments are for predetermined fixed amounts, are paid only upon the first occurrence of each event, and are due shortly after achieving the applicable milestone. In addition, we are required to pay Lilly tiered royalties on annual worldwide net sales of Lilly Licensed Products in the Field, with rates ranging from mid-single-digits to low double-digits (the “Lilly Royalties”). The Lilly Royalties shall commence on a country-by-country basis on the date of the first commercial sale of Lilly Licensed Product in such country, and shall expire on a country-by-country basis on the latest of the following dates: (i) the tenth anniversary of the date of first commercial sale in such country, (ii) the expiration in such country of the last-to-expire Lilly Licensed Patent having a valid claim covering the manufacture, use, or sale of the Lilly Licensed Product as commercialized in such country, and (iii) the expiration of any data or regulatory exclusivity period for the Lilly Licensed Product in such country. Upon such expiration, the license granted to us with respect to such country shall become fully paid-up, royalty-free, perpetual and irrevocable. In addition, the Lilly Royalties may be reduced upon the occurrence of certain events.

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

Strategic Partnership with HMNC Brain Health

In May 2024, we entered into a license, development and option agreement (the “HMNC Agreement”) with HMNC. Under the terms of the HMNC Agreement, HMNC funded and conducted a Phase 2 proof-of-concept study of tildacerfont, a potent and highly selective, oral, small-molecule antagonist of the CRF1 receptor, in patients with MDD, who were screened using Cortibon, HMNC’s proprietary genetic selection tool. The study was discontinued in the first quarter of 2026 following a serious adverse event in which a patient experienced a significant elevation of liver enzymes. We have an option to in-license exclusive worldwide rights to Cortibon. If we exercise this option, we will be responsible for the future worldwide development and commercialization of tildacerfont and Cortibon for the treatment of MDD.

Collaboration and License Agreement with HBM Alpha Therapeutics, Inc.

In January 2025, we entered into a Collaboration and License Agreement with HBM (the “HBM License Agreement”). Pursuant to the HBM License Agreement, we obtained an exclusive license to a specified product candidate developed by HBM in all countries outside of mainland China, Taiwan, Hong Kong, and Macau, for upfront consideration of $5.0 million and the issuance to HBM of a pre-funded warrant equal to 4.99% of our outstanding common stock as of the date of issuance of such warrant, which has been exercised in full as of December 31, 2025. Furthermore, we are obligated to pay HBM up to an aggregate of $390.0 million upon the achievement of certain development, regulatory, and sales milestones. In addition, we are required to pay to HBM certain mid to high-single digit tiered royalties on aggregate annual net sales of licensed products during the applicable royalty term, subject to certain customary reductions.

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

Sales and Marketing

We are in the process of scaling up a commercial organization for the marketing, sales, and distribution of pharmaceutical products. We are building a highly specialized commercial organization to support the commercialization of TA-ERT, if approved, in the United States. Given a relatively small number of specialists treat a large proportion of patients with MPS IIIB, we believe this market can be effectively addressed with a modest-sized commercial sales force, alongside various high-touch patient initiatives. We also plan to seek strategic collaborations to benefit from the resources of biopharmaceutical companies specialized in either relevant disease areas or geographies in markets outside the United States.

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

We have acquired rights to 19 patent families, which was in-licensed from BioMarin. The in-licensed patent portfolio includes issued patents and pending patent applications related to TA-ERT and other programs. As of December 31, 2025, the portfolio includes 26 issued U.S. patents, 4 pending U.S. patent applications, 216 granted patents in various markets outside of the United States, and 19 pending patent applications in various markets outside of the United States.

As of December 31, 2025, the patent portfolio covering TA-ERT exclusively in-licensed from BioMarin includes issued patents in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, Russia, Taiwan, the United States, and South Africa, along with patent applications pending in the United States and other markets outside of the United States. The issued United States patent covering TA-ERT as composition of matter is expected to expire in 2033-2034, absent any patent term adjustments or extensions. We also in-licensed issued patents in Australia, Europe, Israel, Japan, Russia, and the United States along with pending patent applications in Brazil, Canada, China, Korea, Mexico, and New Zealand related to formulations of TA-ERT and methods of use. Patents related to tildacerfont may be eligible for patent term extensions in certain jurisdictions, including up to five years in both the United States and the EU, upon approval of a commercial use of the corresponding product by a regulatory agency in the jurisdiction where the patent was granted.

As of January 15, 2025, we have licensed 2 patent families from HBM Alpha Therapeutics, Inc. The in-licensed portfolio includes pending patent applications related to SPR202. The in-licensed portfolio includes 2 pending U.S. patent applications, 1 granted patent in a market outside of the United States, and 11 pending patent applications in various markets outside of the United States.

We have developed and continue to expand our patent portfolio for tildacerfont. Our patent portfolio consists of issued patents and pending applications that we own or in-licensed related to tildacerfont. As of December 31, 2025, the in-licensed portfolio from Lilly includes 5 issued U.S. patents, 31 granted patents in various markets outside of the United States, and 1 pending patent application in Venezuela.

As of December 31, 2025, the patent portfolio covering tildacerfont exclusively in-licensed from Lilly includes issued patents in Argentina, Azerbaijan, Brazil, Canada, Chile, China, the Czech Republic, Eurasia, France, Germany, Great Britain, Israel, India, Italy, Japan, Korea, Mexico, Pakistan, Portugal, Russia, Spain, Switzerland, Tajikistan, Taiwan, and the United States, along with a pending application in Venezuela. The issued United States patent covering tildacerfont is expected to expire in 2027, absent any patent term adjustments or extensions. Additionally, the in-licensed portfolio includes issued patents in the United States and granted patents in various markets outside of the United States covering methods of making tildacerfont. The issued United States patent is expected to expire in 2029, absent any patent term adjustments or extensions.

We have filed our own patent applications in the United States and other countries throughout the world directed to various methods of use and formulations. As of December 31, 2025, the company-owned portfolio includes at least 7 issued U.S. patents, 9 pending U.S. patent applications, 19 granted patents in various markets outside of the United States, 33 pending patent applications in various markets outside of the United States, and 1 pending international patent application filed under the Patent Cooperation Treaty (PCT). The issued United States patents covering methods of treating CAH are expected to expire in 2038, absent any patent term adjustments or extensions. The remaining patent applications, if issued, would be expected to expire between 2038 and 2045, absent any patent term adjustments or extensions.

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

Manufacturing

We rely on contract manufacturing organizations (“CMOs”) to produce TA-ERT and our other investigational product candidates in accordance with the FDA’s and comparable foreign regulatory authorities’ current Good Manufacturing Practices (“cGMP”), regulations for use in our clinical trials. The manufacture of pharmaceuticals for human use is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel training, and quality control. TA-ERT and our other investigational product candidates are manufactured using common chemical engineering and synthetic processes from readily available raw materials. We have entered into manufacturing, development, and supply agreements with our CMOs that provide for the procurement of active pharmaceutical ingredient (“API”) and drug product in connection with our planned and future clinical trials of TA-ERT and commercial requirements. To date, the CMOs have met our manufacturing requirements, and we currently expect them to be capable of providing sufficient quantities of API and drug product to meet estimated full-scale commercial needs. Our relationships with CMOs are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.

Our contract manufacturing agreements give us visibility into the expected future cost of producing TA-ERT at commercial scale. Based upon a range of prices of currently marketed therapies indicated for orphan diseases, we believe that our cost of goods for TA-ERT will be competitive.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the Inflation Reduction Act of 2022 (“IRA”) among other things, (1) requires the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program (the “Medicare Drug Price Negotiation Program”), and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation on an annual basis. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. On July 4, 2025, the annual reconciliation bill (“OBBBA”) was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expiring ACA subsidies.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright Enterprises v. Raimondo decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

In addition, certain foreign activities related to drugs, biologics, and research, especially with regard to China,

have come under increased scrutiny in the United States. Chinese contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities. For example, on December 10, 2025, the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) passed overwhelmingly in the U.S. House of Representatives and includes the BIOSECURE Act which, in its current form, would prohibit the U.S. government from procuring biotechnology equipment or services from “biotechnology companies of concern,” and would prohibit U.S. government contracts, loans and grants to any entity that uses biotechnology equipment or services from a designated “biotechnology company of concern.” “Biotechnology companies of concern” include companies identified on the U.S. Department of Defense’s “Chinese military companies operating in the United States” list (the 1260H List) and also authorizes the U.S. government to identify additional entities for inclusion as “biotechnology companies of concern.” The U.S. Senate has since passed the NDAA and on December 18, 2025, President Trump signed the NDAA into law. Under the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, if we, our suppliers, or our customers were to be designated under the BIOSECURE Act, this could potentially cause harm to our business, financial condition, results of operations and prospects.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA Regulation”) was adopted in the EU. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products, it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026.

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

Data Privacy and Security

We and the third parties with whom we work are also subject to federal, state, local, and foreign data privacy and security laws, regulations, guidance, industry standards and other obligations related to personal data. Such obligations include, as applicable, U.S. state data breach notification laws, U.S. state health information privacy laws, federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), HIPAA, as amended by HITECH, and its implementing regulations, U.S. state data privacy laws such as the California Consumer Privacy Act (“CCPA”), the EU’s General Data Protection Regulation (“EU GDPR”), and the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act of 2018 (“UK GDPR”) (the “EU GDPR” and the “UK GDPR” together, “GDPR”).

These laws impose increasingly stringent and evolving regulatory frameworks related to the processing of personal data that increase our compliance obligations and exposure for any noncompliance. For example, where it applies, the GDPR requires stringent standards of data privacy and security concerning personal data, including limitations which could limit our ability to collect, use and share personal data (including health and medical information collected and processed in connection our relevant clinical trials and studies). In particular, the GDPR significantly restricts the transfer of personal data to countries whose privacy laws are considered “inadequate.” If there is no lawful manner for us to effect cross-border transfers of personal data in compliance with the GDPR, as applicable, or if the requirements for a compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate certain parts of our operations, increased exposure to regulatory actions, substantial fines and penalties, the inability to work with certain collaborators, partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. In addition, sanctions for breaches of the GDPR are significant: companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 17.5 million pounds sterling under the UK GDPR / 20 million Euros under the EU GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Furthermore, we and the third parties with whom we work are subject to various and evolving federal, state, and foreign regulatory frameworks and other obligations related to cybersecurity that increase our compliance obligations and exposure for any noncompliance. For more information on the potential impact of these laws, including the GDPR, and other privacy and security risks, see the sections titled “Risk Factors—If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences” and “Risk Factors—We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; policies; and other obligations, in each case related to data privacy or security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions (which could include civil or criminal penalties); private litigation (including class-action claims) and mass arbitration demands; disruptions to our business operations; adverse publicity; and other adverse business consequences.”

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

As of December 31, 2025, we had 8 employees, all of whom were full time, including 5 in research and development and 3 in general and administrative functions. We believe our employee relations are good.

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

Corporate Information

We were initially formed as a limited liability company in Delaware in November 2014 under the name Spruce Biosciences LLC. In April 2016, Spruce Biosciences LLC converted into a Delaware corporation under the name Spruce Biosciences, Inc. Our principal executive offices are located at 611 Gateway Boulevard, Suite 740, South San Francisco, CA 94080. Our telephone number at that location is (415) 343-5986. Our corporate website address is www.sprucebio.com. Information contained on, or that may be accessed through, our website is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report.

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

For the year ended December 31, 2025, we had incurred a net loss of $39.0 million and used $33.3 million of cash in operations. As of December 31, 2025, we had an accumulated deficit of $289.2 million and cash and cash equivalents of $48.9 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us. Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2025 and gross proceeds received in January 2026 under the Loan Agreement with Avenue Capital (each as defined below), will be insufficient to fund our operations and debt obligations for at least twelve months following the issuance date of our financial statements included elsewhere in this Annual Report. These conditions raise substantial doubt about our ability to continue as a going concern.

The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors and employees. If we are not able to obtain the necessary additional financing on a timely or commercially reasonable basis, we will be forced to delay or scale down some or all of our development activities (or perhaps even cease the operation of our business). If we are unable to continue as a going concern, our stockholders may lose some or all of their investment in us.

We will need substantial additional financing to develop our product candidates and implement our operating plan. If we fail to obtain additional financing, including as a result of geopolitical uncertainty and macroeconomic events, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts, which could significantly harm our business, financial condition, results of operations and prospects.

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the clinical development of, and seek regulatory approval for, TA-ERT and our other current and future product candidates. We will require significant additional amounts in order to prepare for commercialization, and, if approved, to launch and commercialize TA-ERT and our other current and future product candidates.

As of December 31, 2025, we had cash and cash equivalents of $48.9 million. In October 2020, we consummated our IPO and issued 92,000 shares of common stock for net proceeds of $93.4 million, after deducting underwriting discounts and commissions and offering expenses. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under a collaboration and license agreement with Kaken Pharmaceutical Co. Ltd. In October 2025, we entered into a Securities Purchase Agreement with certain institutional investors to sell and issue (i) 502,181 shares of common stock and (ii) pre-funded warrants to purchase up to 233,144 shares of common stock in a private placement transaction, which were exercised in full by December 31, 2025. The purchase price per share of common stock was $68.00 per share and the purchase price for the pre-funded warrants was $67.99. Our total net proceeds were $46.6 million, after deducting placement agent fees and other expenses. Additionally, on January 7, 2026, we entered into a Loan and Security Agreement and a Supplement to the Loan and Security Agreement (collectively, the “Loan Agreement”), with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as lender (the “Lender”, together with the Agent, “Avenue Capital”), which makes available to the company term loans in an aggregate principal amount of up to $50.0 million, subject to the company’s achievement of certain regulatory milestones, which we may not achieve.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

We will require additional capital for the further development and commercialization of TA-ERT and our other current and future product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Additional funding may not be available on acceptable terms, or at all.

Further, as a result of geopolitical uncertainty and macroeconomic events, including global trade disputes, tariffs and resulting legal challenges, and the ongoing wars in Ukraine and the Middle East and related sanctions, the global credit and financial markets have experienced and may in the future experience volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of TA-ERT or other research and development initiatives. We also could be required to seek collaborators for our current product candidates and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, or relinquish or license on unfavorable terms our rights to our current product candidates and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, financial condition, results of operations and prospects, and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. For example, on January 7, 2026, we entered into the Loan Agreement with Avenue Capital, which contains covenants restricting, among other things, our ability to incur additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or current or future product candidates, or grant licenses on terms unfavorable to us.

We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidate, TA-ERT, and our other current and future product candidates.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. For the years ended December 31, 2025 and 2024, we reported net losses of $39.0 million and $53.0 million, respectively. As of December 31, 2025, we had an accumulated deficit of $289.2 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our clinical development of, seek regulatory approvals for, and commercially launch, if approved, TA-ERT and our other current and future product candidates. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

If we are unable to advance our product candidates in clinical development, obtain regulatory approval, and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

The success of TA-ERT and our other current and future product candidates will depend on various factors, including the following:

•
successful enrollment, site expansion and activation and patient engagement in our ongoing and planned clinical trials;
•
successful completion of our ongoing and planned clinical trials with favorable results;
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT and our other current and future product candidates;
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
•
establishing sales, marketing, and distribution capabilities and commercializing TA-ERT and our other current product candidates, if approved, whether alone or in collaboration with others;
•
establishing and maintaining patent and trade secret protection and regulatory exclusivity for TA-ERT and our other current and future product candidates;
•
maintaining an acceptable safety profile of TA-ERT and our other current product candidates following approval; and
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market, and sell TA-ERT and our other current product candidates to physicians, patients, healthcare payors, and others in the medical community.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize our product candidates, if approved.

Even if regulatory approvals are obtained, we may never be able to successfully commercialize our product candidates. In addition, we will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. Accordingly, we may not be able to generate sufficient revenue through the sale of TA-ERT and our other current product candidates, if approved, to continue our business.

We intend to seek FDA approval of TA-ERT for MPS IIIB through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond the confirmatory Phase 3 trial that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approval.

We intend to submit a BLA seeking accelerated approval of TA-ERT for MPS IIIB based on existing clinical data, however there can be no assurance that such submission or application will be accepted for filing by the FDA or that approval will be granted on a timely basis, or at all. For example, in March 2024, in a type C meeting with the FDA, the FDA confirmed that CSF HS-NRE is deemed to be a biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also confirmed that the completed clinical and nonclinical studies of TA-ERT were sufficient for a BLA submission and provided guidance around key design elements of a confirmatory trial (placebo-controlled 5-year study in 14 patients), which must be initiated prior to potential accelerated approval of TA-ERT.

We also held two Type B meetings with the FDA ahead of our anticipated BLA submission for TA-ERT; the first in December 2025 to discuss our clinical data and regulatory strategy, and the second in January 2026 to discuss CMC requirements. During the December 2025 meeting, the FDA confirmed that the integrated study data from interventional clinical studies of TA-ERT and the available natural history data could potentially serve as an adequate and well-controlled study for purposes of the FDA’s review of the effects of TA-ERT on CSF HS-NRE, which could serve as a RLSE to support an accelerated approval. Following the January 2026 CMC meeting, the FDA considered the company’s plan to address DP PPQ batch requirements for the BLA submission, and in the official meeting minutes, the FDA shared its requirement for one DP PPQ batch at the time of BLA submission and data from a second DP PPQ batch prior to midcycle of BLA review.

Based, in part, on these discussions, we intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in the fourth quarter of 2026, and if successful and FDA approval is received, potentially commercially launch in mid-2027. However, even if we submit the BLA as planned, we may be unsuccessful in providing sufficient evidence of CSF HS-NRE as a RLSE to predict clinical benefit in support of an accelerated approval, and after reviewing our BLA submission, the FDA may ultimately reject CSF HS-NRE as a RLSE. For example, the FDA has in the past rejected accelerated approval following submission of a BLA under accelerated approval pathway by another company focusing on the treatment of an ultra-rare neurodegenerative disease, in part due to uncertainty regarding the appropriateness of the designated RLSE, and the FDA may reject similar BLA applications in the future. If our BLA submission is viewed as having similarities to another BLA submission that was previously rejected by the FDA, this could impact the likelihood of success of our BLA application or could influence investor perception of our likelihood of success, which could cause the price of our common stock to decline, and could harm our business, financial condition, results of operations and prospects. If the FDA rejects CSF HS-NRE as a RLSE, we may be required to conduct longer-term follow up, to enroll additional patients in our current study, or to perform a new clinical study, all of which could be challenging with an ultra-rare and fatal genetic disease like MPS IIIB and could make us experience significant delays in, or could prevent us from, obtaining accelerated regulatory approval. Failure to obtain accelerated approval would result in a longer time period to commercialization, if any, and would increase the cost of development and harm our competitive position in the marketplace.

Our clinical trials may fail to adequately demonstrate that our product candidates are well tolerated and provide sufficient clinical benefits for patients, which could prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. We are seeking to develop treatments for MPS IIIB, MDD, and congenital adrenal hyperplasia (CAH). We intend to seek accelerated approval of TA-ERT for MPS IIIB based on existing clinical data. As a condition of seeking such approval of a BLA from the FDA, we will initiate a confirmatory Phase 3 trial, which must be initiated prior to potential accelerated approval of TA-ERT. We intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in the fourth quarter of 2026, and if successful and FDA approval is received, potentially commercially launch in mid-2027. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of TA-ERT and our other current product candidates in other indications.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation and our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than TA-ERT and our other current product candidates. We believe the key competitive factors that will affect the development and commercial success of our product candidates are, among other things:

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

Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT and our other current and future product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical and clinical testing is expensive and difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of TA-ERT and tildacerfont, and preclinical studies of SPR202 may not be predictive of the results of later-stage clinical trials, and interim results of a trial do not necessarily predict final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, we plan to use doses in our clinical trials for TA-ERT and tildacerfont that may not be safe or efficacious doses. As such, our hypotheses of efficacy may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. For example, we have faced significant setbacks as we conducted our two Phase 2b clinical trials for tildacerfont in adult patients with classic CAH, and we may continue to face such setbacks in our other development programs, which may delay or prevent regulatory approval of tildacerfont. For example, due to not meeting its primary efficacy endpoint, we terminated our CAHmelia-203 trial in March 2024 and our CAHmelia-204 trial in December 2024. Additionally, the TAMARIND Phase 2 study of tildacerfont in MDD was discontinued in the first quarter of 2026 following a serious adverse event in which a patient experienced a significant elevation of liver enzymes. The prior sponsor of TA-ERT, Allievex, discontinued clinical development due to financial constraints.

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

We may not be able to initiate or continue our clinical trials for TA-ERT and our other current and future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA and comparable foreign regulatory authorities. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population especially in the case of an orphan indication, the proximity of patients to clinical sites, competition with other organizations or our own clinical trials for clinical trial sites or patients, the eligibility and exclusion criteria for the clinical trial, the design of the clinical trial, competing clinical trials, patient engagement, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT and our other current product candidates;
•
sites not timely activating, delaying screening activities, or deviating from clinical trial protocols;
•
manufacturing sufficient quantities of TA-ERT or our other current and future product candidates or obtaining sufficient quantities of combination therapies for use in clinical trials;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
•
subjects choosing an alternative treatment for the indications for which we are developing TA-ERT and our other current and future product candidates, or participating in competing clinical trials;
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

Moreover, principal investigators for our clinical trials may serve and have served as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of TA-ERT or our other current and future product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of TA-ERT or our other current and future product candidates, the commercial prospect of TA-ERT or our other current and future product candidates will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of TA-ERT or our other current and future product candidates. Further, delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize, if approved, TA-ERT and our other current product candidates, and our competitors may be able to bring products to market before we do, and the commercial viability of TA-ERT and our other current product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

TA-ERT and our other current and future product candidates will be subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize TA-ERT and our other current and future product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market TA-ERT or any other current or future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market TA-ERT or any other current or future product candidates in the United States until we receive approval of an NDA or BLA from the FDA. Similar requirements and risks are applicable in foreign markets. We have not previously submitted an NDA or BLA to the FDA, or similar drug approval filings to comparable foreign authorities.

Prior to obtaining approval to commercialize a product candidate in the United States or in foreign markets, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for TA-ERT and any other current and future product candidates either prior to or post-approval, or may object to elements of our clinical development program.

TA-ERT and our other current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by people using drugs similar to TA-ERT and our other current and future product candidates;
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

Any of the above events could prevent us from achieving market approval of TA-ERT or our other current and future product candidates and could substantially increase the costs of commercializing TA-ERT or our other current and future product candidates. The demand for TA-ERT and our other current or any future product candidates could also be negatively impacted by any adverse effects of a competitor’s product or treatment.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market TA-ERT and our other current and future product candidates, which would significantly harm our business, financial condition, results of operations, and prospects.

Even if we eventually complete clinical trials and receive approval of an NDA, BLA or foreign marketing application for TA-ERT and our other current and future product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy (“REMS”) or comparable foreign strategies which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain regulatory approval for, and commercialize, our product candidates and any future product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

If the market opportunities for TA-ERT and our other current and future product candidates are smaller than we believe they are, our future revenue, if any, may be adversely affected, and our business may suffer.

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

We currently have no marketing and sales organization and have yet to commercialize a product. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell TA-ERT and our other current and future product candidates, we may not be able to generate any product revenues.

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

The establishment and development of our own sales force or the establishment of a contract sales force to market our product candidates and any future product candidates will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts. To the extent we rely on third parties to commercialize our product candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized TA-ERT and any other current and future product candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize, if approved, TA-ERT and any other current and future product candidates.

Unfavorable U.S. and global economic and geopolitical conditions could adversely affect our business, financial condition, results of operations and prospects.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global economic and business activities have been, and may continue to be, disrupted and volatile due to many factors, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, geopolitical uncertainty, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, disruptions in supply chain continuity, reduced access to liquidity in Europe and globally, declines in economic growth, and uncertainty about economic stability, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the other countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced imposition of substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments, including legal challenges to such tariffs, have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States, pose a national security risk and should be subject to additional tariffs.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials are located in multiple countries. The active pharmaceutical ingredients (“APIs”) for our product candidates are manufactured in South Korea and China, and our product candidates are manufactured in South Korea, United States, and China. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Notwithstanding legal challenges related to tariffs, we expect that current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs, including as a result of uncertainty surrounding related legal challenges, may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions, as well as of related legal challenges, remains uncertain and could materially and adversely affect our business, financial condition, results of operations and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, financial condition, results of operations and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

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

Use of TA-ERT and our other current and future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of TA-ERT and our other current and future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by TA-ERT and our other current and future product candidates could cause us or regulatory authorities to interrupt, delay, terminate or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in the first quarter of 2026, the TAMARIND Phase 2 clinical trial of tildacerfont in MDD was discontinued following a serious adverse event in which a patient experienced a significant elevation of liver enzymes. In addition, although in clinical trials TA-ERT has demonstrated an adequate safety profile in a serious and fatal disease for which no treatment is currently available, the most frequent treatment-emergent adverse events (TEAE) by preferred term (reported in ≥40% of participants) was vomiting (22 [100%]), followed by pyrexia (20 [90.9%]), upper respiratory tract infection (17 [77.3%]), pleocytosis (11 [50.0%]), COVID-19 infection (10 [45.5%]), and diarrhea (9 [40.9%]). Four (18%) patients discontinued treatment, although three (14%) discontinuations were due to hydrocephalus, a known complication of MPS IIIB. Adverse events related to the intracerebroventricular (“ICV”) device were consistent with other therapies administered by the ICV route.

If drug-related SAEs are observed, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for TA-ERT and our other current and future product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects.

Furthermore, if TA-ERT and our other current and future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product candidate, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of TA-ERT and our other current and future product candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

If we receive regulatory approval for TA-ERT and our other current and future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize, if approved, TA-ERT and our other current and future product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

The policies of the FDA and other regulatory authorities, including foreign regulatory authorities, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval for TA-ERT and our other current and future product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations.

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

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including during the government shutdown that began on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we obtain regulatory approval for TA-ERT and our other current and future product candidates, they may not gain market acceptance among physicians, patients, healthcare payors and others in the medical community.

TA-ERT and our other current and future product candidates may not be commercially successful. The commercial success of TA-ERT or our other current and future product candidates, if approved, will depend significantly on the broad adoption and use of such product by physicians and patients for approved indications. The degree of market acceptance of TA-ERT or our other current and future products, if approved, will depend on a number of factors, including:

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

If TA-ERT or any other current or future product candidate is approved but fails to achieve market acceptance among physicians, patients, healthcare payors or others in the medical community, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition, and results of operations. Our commercial success also depends on coverage and adequate reimbursement by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our product candidates. In addition, even if TA-ERT and any other current or future product candidate gain acceptance, the markets for the treatment of patients with our target indications may not be as significant as we estimate.

If TA-ERT and any other current or future product candidate is approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians prescribe or use TA-ERT and any other current or future product candidates off-label, we may become subject to prohibitions on the sale or marketing of TA-ERT and any other current or future product candidates, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.

The FDA, DOJ, and comparable foreign authorities strictly regulate the marketing and promotional claims that are made about pharmaceutical products following approval. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or comparable foreign authorities as reflected in the product’s approved labeling and Summary of Product Characteristics. However, if we receive marketing approval for TA-ERT and any other current or future product candidates, physicians can prescribe such product to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgement. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA and comparable foreign authorities, incur penalties, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA and other governmental authorities, including comparable foreign authorities, have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve enforcement actions. If we are deemed by the FDA, DOJ, or other governmental authorities, or comparable foreign regulatory authorities, to have engaged in the promotion of TA-ERT or any other current or future product candidate for off-label use, we could be subject to certain prohibitions or other restrictions on the sale or marketing and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.

Coverage and reimbursement may be limited or unavailable in certain market segments for TA-ERT and our other current or future product candidates, which could make it difficult for us to sell TA-ERT and our other current or future product candidates profitably.

Successful sales of TA-ERT and any other current or future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from U.S. governmental healthcare programs, such as Medicare and Medicaid, or comparable foreign healthcare programs, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development on treatments for serious disorders, some of which have relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to obtain coverage and adequate reimbursement. If we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use TA-ERT or any other current or future product candidate unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. Additionally, the reimbursement rates and coverage amounts may be affected by the approved label for TA-ERT or any other current or future product candidate. If coverage and reimbursement of our future products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In addition, the market for TA-ERT and any other current or future product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of TA-ERT and any other current or future product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Further, coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

We intend to seek approval to market TA-ERT and our other current product candidates in the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for TA-ERT and our other current product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval for a drug candidate. In addition, market acceptance and sales of a product will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for a product and may be affected by existing and future health care reform measures.

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the Inflation Reduction Act of 2022 (“IRA”) among other things, (1) requires HHS to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program (the “Medicare Drug Price Negotiation Program”), and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation on an annual basis. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

Current and future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize TA-ERT and any other current or future product candidates and may affect the prices we may set.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “Affordable Care Act”), was enacted in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole”

under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges and amendments in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expiring ACA subsidies

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright Enterprises v. Raimondo decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

In addition, certain foreign activities related to drugs, biologics, and research, especially with regard to China, have come under increased scrutiny in the United States. Chinese contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities. For example, on December 10, 2025, the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) passed overwhelmingly in the U.S. House of Representatives (the “House”) and includes the BIOSECURE Act which, in its current form, would prohibit the U.S. government from procuring biotechnology equipment or services from “biotechnology companies of concern,” and would prohibit U.S. government contracts, loans and grants to any entity that uses biotechnology equipment or services from a designated “biotechnology company of concern.” “Biotechnology companies of concern” include companies identified on the U.S. Department of Defense’s “Chinese military companies operating in the United States” list (the 1260H List) and also authorizes the U.S. government to identify additional entities for inclusion as “biotechnology companies of concern. The U.S. Senate has since passed the NDAA and on December 18, 2025, President Trump signed the NDAA into law. Under the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, if we, our suppliers, or our customers were to be designated under the BIOSECURE Act, this could potentially cause harm to our business, financial condition, results of operations and prospects.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022, began to apply on January 12, 2025 through a phased implementation. The Regulation initially applies to new active substances for oncology and advanced therapy medicinal products. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices will also come into scope in 2026. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package—comprised of a new directive and regulation to replace existing legislation—aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years. The reform will also significantly reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products – those addressing diseases with no available medicinal treatment – which will benefit from 11 years of market exclusivity. A decrease in market exclusivity opportunities for our product candidates in the EU could impact the commercial prospects of our product candidates.

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

Even if we obtain the necessary regulatory approvals, a variety of risks associated with marketing TA-ERT and any other current or future product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval for TA-ERT and any other current or future product candidates internationally. Even if we obtain such approvals, we will nevertheless be subject to additional risks related to operating in foreign countries, including:

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

We intend to seek to in-license or acquire development and commercial-stage product candidates in disorders that have the potential to complement our existing portfolio. Our current product candidates are generally in-licensed from or derived from partnerships with other pharmaceutical companies. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities and we may be unable to in-license the rights on reasonable terms if at all. We do not currently have the necessary drug discovery personnel or expertise adequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including preclinical studies, extensive clinical trials, and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we may not be able to acquire, discover, or develop any additional product candidates, and any additional product candidates we may develop may not be approved, manufactured, or produced economically, successfully commercialized or widely accepted in the marketplace, or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial, and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize any other product candidates, our business, financial condition, results of operations and prospects will suffer.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. We intend to establish commercial partnerships outside of the United States in selected foreign markets. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Following a strategic transaction or license, we may not achieve the revenues or cash flows that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business, financial condition, results of operations and prospects.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2025, we had 8 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Avenue Capital may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Avenue Capital are secured by substantially all of our assets, including our intellectual property assets. If we default on these obligations, Avenue Capital could foreclose on our assets, which could materially adversely affect our business, financial condition, results of operations and prospects.

On January 7, 2026, we entered into the Loan Agreement with Avenue Capital. For a description of our Loan Agreement, see Note 15, “Loan Agreement with Avenue Capital”, to the consolidated financial statements included elsewhere in this Annual Report.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the company limiting, amongst other things, additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. These covenants may limit our ability to engage in certain transactions that may be in our long-term best interest, including entering into a change in control transaction. While we have not previously breached and are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the Agent may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral.

The Loan Agreement also provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the company. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law, including a foreclosure on our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects. If we default on any of our obligations under the Loan Agreement, the Lender could foreclose on its security interest and liquidate some or all of the collateral, including our intellectual property assets, which would harm our business, financial condition, results of operations and prospects, and could require us to reduce or cease operations.

In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory, and other factors beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings or other financings may not be available to us in an amount sufficient to enable us to service our indebtedness and to fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry, and in the economy generally. This could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce TA-ERT and our other current product candidates. Our ability to obtain clinical supplies of TA-ERT and our other current or future product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters is located in California near major earthquake faults and fire zones. The ultimate impact on us, our suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

If we obtain regulatory approval for TA-ERT and our other current product candidates and begin commercializing those products in the United States and in Europe, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or comparable foreign healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or comparable foreign healthcare programs, contractual damages, public reprimands, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of TA-ERT or our other current product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Remote work increases risks to our information technology systems and data, as personnel utilize network connections, computers, and devices outside the control of us or the third parties with whom we work, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our relationship with the third parties with whom we work could introduce additional cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, third-party research institution collaborators and other third parties to conduct clinical trials, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

We have in the past and may continue to expend significant resources (including financial) and modify our business activities (including our clinical trial activities) to try to protect against security incidents and, as applicable, to detect, investigate, mitigate, contain and remediate security incidents. Additionally, certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against and recover from security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities, in our information systems (such as our hardware and/or software, including that of third parties with whom we work). There exists risk that we have in the past and may in the future, however, fail to detect, mitigate and remediate all such vulnerabilities including on a timely basis. Further, there exists risk that we have in the past and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats have in the past and may in the future cause a security incident that resulted in or results in unauthorized, unlawful, or accidental acquisition, modification, destruction, alteration, encryption, access to, use or disclosure of, corruption of, or loss of sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. A security incident has and could disrupt our ability (and that of third parties with whom we work) to provide our services.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of our company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnels’, or vendors’ use of generative artificial intelligence (“AI”) technologies.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; policies; and other obligations, in each case related to data privacy or security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions (which could include civil or criminal penalties); private litigation (including class-action claims) and mass arbitration demands; disruptions to our business operations; adverse publicity; and other adverse business consequences.

We and the third parties with whom we work process personal and sensitive data and are subject to numerous data privacy and security obligations, such as laws and regulations, rules, industry standards, policies, contractual requirements and other obligations, relating to data privacy or security, including data we collect about trial participants in connection with clinical trials.

In the United States, numerous federal, state, and local laws and regulations, including, as applicable, state data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws), govern the processing of personal data and apply to our operations and the operations of the third parties with whom we work. In addition, we obtain health information from third parties (including research institutions from which we obtain clinical trial data) that may be subject to privacy and security requirements under HIPAA, as amended by HITECH. If we violate HIPAA, we may be subject to significant administrative and civil penalties. Additionally, depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses (that are subject to the CCPA) to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for statutory fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

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

Our employees and personnel use AI and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States and other countries in compliance with law, as applicable, such as the European Commission’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework and/or Extension), these mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully transfer personal data to the United States. If there is no lawful manner for us transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with certain collaborators, partners, vendors and other third parties with whom we work, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Regulators in the United States and other jurisdictions are also increasingly scrutinizing certain data transfers (including to the extent related to personal, de-identified, or anonymized data) and have and may further impose data transfer requirements or prohibitions on cross-border data transfers which impacts the ability to engage in certain data transactions.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, such as industry standards adopted by industry groups, and our efforts to comply with such obligations may not be successful. For example, trial participants about whom we or the third parties with whom we work to obtain information, as well as the third parties with whom we work who share this information with us, have in the past and may in the future contractually limit our ability to use and disclose the information. We also publish privacy policies and other statements regarding data privacy and security. Regulators are increasingly scrutinizing these types of policies and statements, and if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of TA-ERT and any other current or future product candidates.

We face an inherent risk of product liability as a result of the clinical testing of TA-ERT and any other current or future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if TA-ERT or any other current or future product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of TA-ERT and our other current product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for TA-ERT and any other current or future product candidates;
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
•
the inability to commercialize TA-ERT and any other current or future product candidates; or
•
a decline in the price of our common stock.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. As of December 31, 2025, after reducing net operating losses (“NOLs”) and tax credits for amounts not expected to be utilized, we had federal NOL carryforwards of approximately $163.1 million and state NOL carryforwards of approximately $150.0 million. The federal NOL carryforwards arising in taxable years beginning prior to 2018 will begin to expire in 2036 and state NOL carryforwards will begin to expire in 2036, unless previously utilized. We also have federal and state tax credit carryforwards totaling $34.2 million and $2.8 million, respectively. The federal tax credit carryforwards will begin to expire in 2036, unless previously utilized. The state tax credits will not expire.

Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2025 concluded that an ownership change occurred in May 2016, August 2020, and October 2025. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of December 31, 2025 we recorded a full valuation allowance on our net deferred tax assets.

In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California has enacted legislation that, with certain exceptions, suspends the ability to use California net operating losses to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning on or after January 1, 2024 and before January 1, 2027.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For instance, OBBBA makes permanent key elements of the Tax Act, including 100% bonus depreciation and the business interest expense limitation, as well as makes other significant changes to the U.S. tax laws. We are currently evaluating the impact, if any, of the OBBBA on our business and financial condition. Further, the Tax Act, the CARES Act and the Inflation Reduction Act of 2022 enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities may affect us, and certain aspects of the changes could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the Inflation Reduction Act, OBBBA or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the Tax Act, the CARES Act, the Inflation Reduction Act, OBBBA or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

On April 22, 2025, we received a written notification from Nasdaq that as a result of our ongoing failure to comply with the Minimum Bid Price Requirement, the trading in our company’s stock was suspended at the open of trading on April 29, 2025. We appealed Nasdaq’s determination to its Hearings Panel and on June 9, 2025, we received a letter from the Hearings Panel stating that our appeal was accepted. On July 23, 2025, we filed an Amendment to our Amended and Restated Certificate of Incorporation to effect a one-for-seventy-five (1:75) reverse stock split of our outstanding common stock. Our common stock began trading on the OTCQB on a split-adjusted basis on August 7, 2025 under the ticker symbol “SPRBD”. Our common stock resumed trading on the Nasdaq Capital Market on September 15, 2025.

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

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. These factors include:

•
the commencement, enrollment or results of our ongoing and planned clinical trials of TA-ERT, tildacerfont or any future clinical trials we may conduct of TA-ERT and any other current or future product candidates, or changes in the development status of TA-ERT and any other current or future product candidates;
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT and tildacerfont;
•
any delay in our regulatory filings for TA-ERT and any other current or future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•
adverse results or delays in clinical trials as a result of outbreaks of contagious diseases, patient engagement, protocol amendments or otherwise;
•
our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval for TA-ERT and any other current or future product candidates;
•
changes in laws or regulations applicable to TA-ERT and any other current or future product candidates, including but not limited to clinical trial requirements for approvals;
•
the failure to obtain coverage and adequate reimbursement of TA-ERT and any other current or future product candidates, if approved;
•
changes in the structure of healthcare payment systems;
•
adverse developments concerning our manufacturers;
•
our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•
our inability to establish collaborations if needed;
•
our failure to commercialize TA-ERT and any other current or future product candidates;
•
unanticipated serious safety concerns related to the use of TA-ERT and any other current or future product candidates;
•
introduction of new products or services offered by us or our competitors, or the release or publication of clinical trial results from competing product candidates;
•
announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•
our ability to effectively manage our growth;
•
the size and growth, if any, of the markets for MPS IIIB, major depressive disorder, and other disorders that we may target;
•
actual or anticipated variations in quarterly or annual operating results;
•
our cash position, including doubt about our ability to continue as a going concern;
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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition, results of operations and prospects.

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

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, pursuant to the Loan Agreement, we are prohibited from paying cash dividends without the prior written consent of Avenue Capital, and future debt instruments may materially restrict our ability to pay dividends on our common stock. Any return to stockholders would therefore be limited to the appreciation, if any, of their stock.

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

We are a smaller reporting company and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in the Exchange Act which allows us to take advantage of exemptions, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and reduced disclosure obligations regarding executive compensation. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Annual Report, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we had never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2025, there were 1,372,043 shares of our common stock outstanding.

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

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 214,873 shares of common stock, pre-funded warrants to purchase 10,666 shares of common stock, and warrants to purchase 169,147 shares of common stock. All of the pre-funded warrants have been exercised. Additionally, in October 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue 502,181 shares of common stock and pre-funded warrants to purchase up to 233,144 shares of common stock in a private placement transaction. Pursuant to the securities purchase agreements, we have registered for resale such securities. In December 2025, three holders of pre-funded warrants to purchase shares of common stock exercised those warrants to purchase 233,144 shares of common stock. On January 7, 2026, we also entered into the Loan Agreement with Avenue Capital, pursuant to which we will issue a warrant to purchase $3.2 million in shares of common stock, at a price that equals the lower of (i) the 5-day daily volume-weighted average price of common stock, determined for the five (5) consecutive trading days immediately preceding the date of issuance, (ii) the 5-day daily volume-weighted average price of common stock, determined for the five (5) consecutive trading days prior to December 3, 2025 or (iii) the effective price per share of any bona fide equity raise prior to June 30, 2026. Lender may also elect to convert up to $4.0 million of the principal amount outstanding under the Loan Agreement into shares of the company’s common stock at a price per share equal to 20% premium to the exercise price of the warrants issued pursuant to the Loan Agreement. If these additional shares of common stock, and the shares of common stock issued or issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to registration statements, warrants, the Loan Agreement, any future loan agreements, and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, as described in the section titled “Risk Factors—Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall” above, we have in the past entered into transactions where we issued and sold common stock, pre-funded warrants and common warrants to purchase shares of our common stock, and we may enter into other or similar transactions in the future. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize TA-ERT and our other current and future product candidates.

We currently rely on, and intend to continue relying on, third-party CROs in connection with our current and planned clinical trials for TA-ERT and our other current product candidates. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and non-clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, suspended, varied, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize TA-ERT and our other current and any future product candidates. As a result, our financial results and the commercial prospects for TA-ERT and our other current and any future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationships with our CROs, we may encounter challenges or delays in the future and these delays or challenges may have a material adverse impact on our business, financial condition, results of operations and prospects.

In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to infectious diseases could impact personnel at our CROs, which could disrupt our clinical timelines, which could have a material adverse impact on our business, financial condition, results of operations and prospects.

We rely completely on third parties to manufacture our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of TA-ERT and our other current and future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture TA-ERT and our other current and future product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production. In particular, we currently rely on a single-source manufacturer for drug product, and a single-source manufacturer for drug substance.

We currently have a long-term agreement with a manufacturer to produce raw materials, active pharmaceutical ingredients (“APIs”), and the finished product of TA-ERT. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop TA-ERT and our other current and future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of TA-ERT and our other current and future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

The facilities used by our contract manufacturers to manufacture TA-ERT and our other current and future product candidates must be approved by the applicable regulatory authorities, including the FDA or comparable foreign regulatory authorities, pursuant to inspections that will be conducted after an NDA, BLA or comparable foreign regulatory marketing application is submitted. We currently do not control the manufacturing process of TA-ERT and our other current product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s and comparable foreign regulatory authorities’ cGMP requirements for manufacture of both the active drug substances and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s and comparable foreign regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA or comparable foreign regulatory approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of TA-ERT and our other current and future product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market TA-ERT and our other current and future product candidates.

In addition, the manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of TA-ERT and our other current and future product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of TA-ERT and our other current product candidates may occur in the future. In addition, quarantines, shelter-in-place, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to infectious diseases could impact personnel at our third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for TA-ERT and our other current and future product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize TA-ERT and our other current and future product candidates and other proprietary technologies, if approved, may be adversely affected.

Our commercial success will depend in part on our ability to obtain and maintain a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to TA-ERT and our other current and future product candidates, and other proprietary technologies we develop. If we are unable to obtain or maintain patent protection with respect to TA-ERT and our other current and future product candidates, and other proprietary technologies we may develop, our business, financial condition, results of operations, and prospects could be materially harmed.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting TA-ERT and our other current and future product candidates and other proprietary technologies and their uses by obtaining, defending and enforcing patents. These risks and uncertainties include the following:

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use TA-ERT and our other current and future product candidates, and other proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations. For example:

•
others may be able to make compounds that are similar to TA-ERT and our other current and future product candidates but that are not covered by the claims of our patents;
•
others may be able to make and use TA-ERT and our other current and future product candidates in countries where valid enforceable patents are not obtained;
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
•
others may obtain patents that cover the use or manufacture of TA-ERT or our other current product candidates; or
•
the patents of others may have an adverse effect on our business.

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

We cannot be certain that the claims in our issued patents and pending patent applications covering our current product candidates, including TA-ERT and our other current and future product candidates will be considered patentable by the USPTO, courts in the United States, or by patent offices or courts in foreign countries. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property internationally.

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

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the U.S. courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, our patent rights with functional claims may be vulnerable to third party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification. In addition, the Federal Circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products and could jeopardize patent term adjustment or otherwise reduce patent term, reduce the scope of, or invalidate or render unenforceable our patent rights. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the IRA passed by the U.S. Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain that it will not affect our patent strategy in the long term.

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

Geo-political actions in the United States and in foreign countries (such as, the Russia and Ukraine war and conflicts in the Middle East; retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. As another example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Third parties may also raise similar claims before the USPTO, even outside the context of litigation or infringement. Such mechanisms could include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, we are currently a party to an opposition proceeding with the European Patent Office with respect to EP Patent No. 3,784,233, a Revocation Proceeding with respect to EP Patent No. 3,784,233 (the “’233 Patent”), and a Unified Patent Court (UPC) Revocation Proceeding with respect to EP Patent No. 3,784,233. Oral proceedings took place on November 25, 2025, and on December 16, 2025, the Opposition Division issued a Decision of the Opposition Division stating the ’233 Patent is revoked. The Decision of the Opposition Division may be appealed by filing a notice of appeal and grounds of appeal with the EPO’s Boards of Appeal, due within a non-extendable period of two months and four months respectively from the date of the written decision. We may be subject to new or additional third-party pre-issuance submission of prior art to the USPTO or become involved in other post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements, including the HBM License Agreement, will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including the sections titled “Risk Factors—If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences” and “Risk Factors—We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; policies; and other obligations, in each case related to data privacy or security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions (which could include civil or criminal penalties); private litigation (including class-action claims) and mass arbitration demands; disruptions to our business operations; adverse publicity; and other adverse business consequences.”

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

Item 3. Legal Proceedings.

In January 2025, Neurocrine Biosciences, Inc. (“Neurocrine”) initiated proceedings seeking to invalidate European Patent 3,784,233 (the “Patent”) in the United Kingdom Patents Court (“UKPC”), and in August 2025, initiated similar proceeds before the Unified Patent Court (collectively, the “Patent Proceedings”). In February 2026, the UKPC issued a judgment ordering us to pay Neurocrine an interim payment of approximately $1.2 million for its legal costs. As of the year ended December 31, 2025, we accrued $1.9 million for loss contingencies associated with the Patent Proceedings.

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

Our common stock trading on the Nasdaq Capital Market was suspended at the open of trading on April 29, 2025 and began trading on the OTCQB on a split-adjusted basis on August 7, 2025 under the ticker symbol “SPRBD”. Our common stock resumed trading on the Nasdaq Capital Market on September 15, 2025.

Holders of Common Stock

As of March 3, 2026, we had 1,372,043 shares of common stock outstanding held by 43 holders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to the Loan Agreement with Avenue Capital, we are prohibited from paying cash dividends without the prior written consent of Avenue Capital and future debt instruments may materially restrict our ability to pay dividends on our common stock. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

In December 2025, 18 warrant holders affiliated with HBM Alpha Therapeutics, Inc. (“HBM”) exercised warrants to purchase 53,955 shares of common stock, each at a price per share of $0.75006. 3,978 shares of common stock were exercised on a cashless basis and 49,977 shares of common stock were exercised for cash. For each of the securities issued and sold, we relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof. The warrants were initially issued to HBM pursuant to the collaboration and license agreement by and between us and HBM. HBM subsequently assigned such warrants pursuant to the terms and conditions of the warrants.

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

Since our inception in November 2014, we have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidate, tildacerfont. Since November 2024 we have shifted our focus to the development of tralesinidase alfa enzyme replacement therapy (“TA-ERT”), an investigational treatment for mucopolysaccharidoses type IIIB (“MPS IIIB”), or Sanfilippo Syndrome Type B. In October 2025, TA-ERT received breakthrough therapy designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of Sanfilippo Syndrome Type B. TA-ERT has received Rare Pediatric Disease Designation, Fast Track Designation, Breakthrough Therapy Designation, and Orphan Drug Designation in the United States and European Union (“EU”). We anticipate submitting a biologics license application of TA-ERT for the treatment of Sanfilippo Syndrome Type B in the fourth quarter of 2026. Currently, there is no FDA-approved therapy for the treatment of MPS IIIB, and disease management consists of limited palliative care.

We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development of TA-ERT and our other current and future product candidates.

Since inception, we have incurred significant losses and negative cash flows from operations. During the years ended December 31, 2025 and 2024, we incurred net losses of $39.0 million and $53.0 million, respectively, and used $33.3 million and $56.0 million of cash in operations, respectively. As of December 31, 2025, we had an accumulated deficit of $289.2 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

Since inception through December 31, 2025, we have raised aggregate gross proceeds of $343.1 million, including $103.5 million from our initial public offering (“IPO”) in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, $15.0 million upfront payment from Kaken Pharmaceutical Co. Ltd. received in April 2023, and $50.0 million from a private placement financing in October 2025. As of December 31, 2025, we had cash and cash equivalents of $48.9 million.

Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2025 and gross proceeds received in January 2026 under the Loan Agreement with Avenue Capital (each as defined below) will be insufficient to fund our operations and debt obligations for at least 12 months following the issuance date of our financial statements included elsewhere in this Annual Report.

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
•
advance TA-ERT through a planned confirmatory study in patients with MPS IIIB and expanded access programs;
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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs and related legal challenges, and uncertainty about economic stability.

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

Material Agreements

Loan Agreement with Avenue Capital

On January 7, 2026 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) and a Supplement to the Loan and Security Agreement (together with the Loan and Security Agreement, the “Loan Agreement”), with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as lender (the “Lender”, together with Agent, “Avenue Capital”).

The Loan Agreement makes available to the company term loans in an aggregate principal amount of up to $50.0 million with (i) $15.0 million funded within 5 business days after the Closing Date (“Tranche 1”), (ii) up to $10.0 million to be made available to the company between March 1, 2026 and September 30, 2026, subject to, among other things, the company’s achievement of a key regulatory milestone related to our development of TA-ERT for the treatment of MPS IIIB (“Tranche 2”) and (iii) up to $15.0 million to be made available to the company between September 1, 2026 and March 31, 2027, subject to, among other things, the company’s achievement of an additional key regulatory milestone with respect to our development of TA-ERT for the treatment of MPS IIIB (“Tranche 3”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 4” and collectively with Tranche 1, Tranche 2 and Tranche 3, the “Loans”), to be funded between October 1, 2027 and June 30, 2028, subject to, among other things, (i) the company’s achievement of a certain commercial milestone and (ii) the mutual written agreement of the company and the Lender (upon the Lender’s investment committee approval). The Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.25% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Loans are secured by a lien on and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loans is July 1, 2029 (the “Maturity Date”). The Loan Agreement does not contain any minimum cash requirement or other financial covenants. As of the date hereof, $15.0 million has been funded under the Loan Agreement.

We will make interest only payments on the Loans until the 12-month anniversary of the Closing Date, subject to (i) a 6-month extension, so long as at least $5.0 million from Tranche 2 has been funded and (ii) an additional 12-month extension if the company achieves the Tranche 3 milestone. The Loan principal is repayable in equal monthly installments from the end of interest only period to the Maturity Date.

We may, at our option at any time, prepay the Loans in their entirety by paying the then-outstanding principal balance and all accrued and unpaid interest on the Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the Closing Date, but on or prior to the second anniversary following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the Closing Date. We will pay a final payment of 4.00% of the aggregate commitment amounts for Tranche 1, Tranche 2 and Tranche 3, which shall be increased to include the commitment amount of Discretionary Tranche 4 upon the funding of such tranche, on the earlier of (x) the Maturity Date and (y) the date that we prepay all of the outstanding principal amount of the Loans in full. On the Closing Date, we paid to the Lender a commitment fee of $0.4 million.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the company limiting, among other things, additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the company. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law, including a foreclosure on our assets.

Components of Results of Operations

Collaboration Revenue

To date, all of our revenue has been derived from a collaboration and license agreement (the “Kaken License Agreement”) with Kaken Pharmaceutical Co. Ltd. (“Kaken”), pursuant to which we granted Kaken the exclusive right to develop and commercialize tildacerfont for CAH in Japan.

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

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with the debt previously outstanding with Silicon Valley Bank, which we voluntarily prepaid in full on November 3, 2025.

Change in Fair Value of Warrants

The change in fair value of warrants consists of the change in the fair value of the warrant liability.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash and cash equivalents.

Results of Operations

Comparisons of the Year Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Collaboration revenue	$—	$4,911	$(4,911)
Operating expenses:
Research and development	19,522	46,418	(26,896)
General and administrative	16,991	14,644	2,347
Total operating expenses	36,513	61,062	(24,549)
Loss from operations	(36,513)	(56,151)	19,638
Interest expense	(90)	(307)	217
Change in fair value of warrant liability	(3,500)	—	(3,500)
Interest and other income, net	1,137	3,422	(2,285)
Net loss	$(38,966)	$(53,036)	$14,070

Collaboration Revenue

During the year ended December 31, 2024 we recognized $4.9 million as collaboration revenue under the Kaken License Agreement.

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
External expenses:
Clinical development	$11,913	$27,824	$(15,911)
Manufacturing	2,605	7,748	(5,143)
Preclinical studies	(46)	31	(77)
Other research and development	640	860	(220)
Internal expenses:
Personnel	4,144	9,637	(5,493)
Facilities and other	266	318	(52)
Total research and development expenses	$19,522	$46,418	$(26,896)

Research and development expenses decreased by $26.9 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.

The decrease in clinical development expenses of $15.9 million was primarily related to the discontinuation of the tildacerfont CAH development program of $14.0 million. Additionally, there was a decrease in expenses associated with the TA-ERT development program for MPS IIIB of $7.4 million due to lower acquisition related costs and the reduction of certain contingent liabilities resulting from the concluded Allievex bankruptcy proceedings. These decreases in clinical development expenses were offset by the acquisition of SPR202 from HBM Alpha Therapeutics, Inc. for $5.7 million.

The decrease in manufacturing expenses of $5.1 million was primarily related to one-time expenses incurred in connection with the TA-ERT development program of $3.5 million and the discontinuation of the tildacerfont CAH development program of $1.5 million.

There was also a decrease in personnel-related expenses of $5.5 million due to a decrease in headcount, including a decrease in stock-based compensation expense of $2.1 million.

We anticipate that research and development expenses will increase into the foreseeable future as we advance TA-ERT through an anticipated biologics license application in the fourth quarter of 2026 and potential FDA approval.

For a description of the terms of our license and purchase agreements, see Note 8 to our financial statements “License and Purchase Agreements” presented elsewhere in this Annual Report.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to an increase in professional fees of $3.1 million, driven by patent litigation and other legal costs, offset by a decrease in stock-based compensation expense of $0.7 million.

Interest Expense

Interest expense decreased by $0.2 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to the decrease in the principal balance on the debt previously outstanding with Silicon Valley Bank year over year.

Change in Fair Value of Warrants

The change in fair value of warrants of $3.5 million during the year ended December 31, 2025 was due to a loss on the fair value of the warrant liability due to an increase in the fair value of our common stock.

Interest and Other Income, Net

Interest and other income, net decreased by $2.3 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease in interest income of $2.3 million primarily due to lower average daily balances earning yield in money market accounts.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2025, we had an accumulated deficit of $289.2 million. As of December 31, 2025, we had cash and cash equivalents of $48.9 million. Since inception through December 31, 2025, we have raised aggregate gross proceeds of $343.1 million, including $103.5 million from our IPO in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $5.0 million from the issuance of debt, $53.6 million from a private placement financing in February 2023, $15.0 million from the Kaken upfront payment received in April 2023, and $50.0 million from a private placement financing in October 2025.

On January 7, 2026, we entered into a Loan Agreement with Avenue Capital, which makes available to us term loans in an aggregate principal amount of up to $50.0 million, subject to the company’s achievement of certain regulatory milestones. As of the date hereof, $15.0 million has been funded under the Loan Agreement.

Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us. Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of December 31, 2025 and gross proceeds received in January 2026 under the Loan Agreement with Avenue Capital will be insufficient to fund our operations for at least 12 months following the issuance date of our financial statements included elsewhere in this Annual Report. These conditions raise substantial doubt about our ability to continue as a going concern.

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
•
the economic and other terms, timing of, and success of any collaboration, licensing, or other arrangements which we may enter in the future; and
•
the effects of the disruptions to and volatility in the credit and financial markets in the United States and worldwide from geopolitical and macroeconomic events, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, tariffs and related legal challenges, and the ongoing wars in Ukraine and the Middle East and related sanctions.

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

We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic events, global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs and related legal challenges, and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our product candidates or other research and development initiatives. We also could be required to seek collaborators for our product candidates and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Material Cash Requirements

As of December 31, 2025, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $0.8 million. On January 7, 2026, we entered into the Loan Agreement with Avenue Capital, which makes available to us term loans in an aggregate principal amount of up to $50.0 million, subject to the company’s achievement of certain regulatory milestones. As of the date hereof, $15.0 million has been funded under the Loan Agreement.

We enter into contracts in the normal course of business with third-party contract manufacturing organizations and CROs for clinical trials, non-clinical studies, drug substance and product manufacturing and other services for operating purposes. These contracts are generally cancelable by us upon prior written notice after a certain period, except for certain contracts with contract manufacturing organizations containing minimum purchase obligations. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.

We have also entered into license and collaboration agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of our license and collaboration agreements, see “Item 1. Business — License and Collaboration Agreements” above.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(33,327)	$(55,964)	$22,637
Net cash provided by (used in) financing activities	43,481	(1,622)	45,103
Net increase (decrease) in cash, cash equivalents, and restricted cash	$10,154	$(57,586)	$67,740

Cash Used in Operating Activities

Net cash used in operating activities decreased by $22.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lower payments driven by decreased clinical development activities offset by payments made for asset acquisitions of $7.4 million.

Cash Provided by Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $43.5 million, consisting primarily of net proceeds from a private placement financing in October 2025 of $46.6 million offset by payments on the debt previously outstanding with Silicon Valley Bank of $2.1 million.

For the year ended December 31, 2024, net cash used in financing activities was $1.6 million, consisting primarily of principal payments on the debt previously outstanding with Silicon Valley Bank of $1.6 million.

Segments

We operate and manage our business as one operating segment, which is the business of developing and commercializing novel therapies for serious neurological disorders with significant unmet medical need.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded. We have determined that we have no critical accounting estimates material to our financial position, results of operations or cash flow related to our financial statements included in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2025 consisted of $48.9 million in bank deposits and money market funds. Previously, we have held U.S treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rates for our loans are variable.

As of December 31, 2025 and 2024, a hypothetical 1% change in interest rates would not have had a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, inflation due to geopolitical and macroeconomic uncertainties, as of December 31, 2025, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Spruce Biosciences, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spruce Biosciences, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operations and does not expect positive cash flows from operations in the foreseeable future, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Classification and Valuation of Pre-Funded Warrants Issued with HBM License Agreement

As described in Notes 3 and 8 to the financial statements, in January 2025, the Company issued pre-funded warrants that in total will be equal to 4.99% of the Company’s outstanding common stock as of the date of exercise of the pre-funded warrants. The pre-funded warrants are recorded at fair value as a liability with the initial expense being recognized as research and development and changes in the fair value of the warrant liability are included in the statement of operations and comprehensive loss.

We identified the classification and valuation of the pre-funded warrants issued with the HBM License Agreement as a critical audit matter. Our principal considerations included the existence of accounting complexities related to certain provisions of the warrant agreement, including settlement provisions. Auditing these elements involved especially complex auditor judgment due to the terms of the applicable agreements, including the extent of specialized knowledge and skills needed.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge and skills in technical accounting to assist in: (i) evaluating the terms of the warrant agreements in relation to the relevant accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.
•
Developing an independent estimate of fair value using alternative assumptions and comparing to the fair value estimates recorded by management.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2020.

San Jose, California

March 9, 2026

SPRUCE BIOSCIENCES, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$48,906	$38,753
Prepaid expenses	353	3,177
Other current assets	2,853	2,276
Total current assets	52,112	44,206
Right-of-use assets	666	934
Other assets	243	69
Total assets	$53,021	$45,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$943	$1,295
Accrued expenses and other current liabilities	9,143	12,329
Term loan, current portion	—	1,622
Total current liabilities	10,086	15,246
Lease liabilities, net of current portion	419	736
Term loan, net of current portion	—	124
Other liabilities	—	282
Total liabilities	10,505	16,388
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2025 and 2024; 1,372,043 and 563,042 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	331,750	279,089
Accumulated deficit	(289,234)	(250,268)
Total stockholders’ equity	42,516	28,821
Total liabilities and stockholders’ equity	$53,021	$45,209

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Collaboration revenue	$—	$4,911
Operating expenses:
Research and development	19,522	46,418
General and administrative	16,991	14,644
Total operating expenses	36,513	61,062
Loss from operations	(36,513)	(56,151)
Interest expense	(90)	(307)
Change in fair value of warrant liability	(3,500)	—
Interest and other income, net	1,137	3,422
Net loss and comprehensive loss	(38,966)	(53,036)
Net loss per share, basic and diluted	$(50.83)	$(96.40)
Weighted-average shares of common stock outstanding, basic and diluted	766,598	550,146

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2024	547,019	$—	$273,741	$(197,232)	$76,509
Exercise of common stock options	1,595	—	180	—	180
Issuance of common stock related to employee stock purchase plan	2,107	—	66	—	66
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	12,321	—	(246)	—	(246)
Stock-based compensation	—	—	5,348	—	5,348
Net loss	—	—	—	(53,036)	(53,036)
Balance as of December 31, 2024	563,042	—	279,089	(250,268)	28,821
Exercise of common stock options	61	—	5	—	5
Issuance of common stock related to employee stock purchase plan	5,485	—	25	—	25
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	14,175	—	(831)	—	(831)
Issuance of common stock, net of offering costs of $3,400	502,181	—	46,600	—	46,600
Exercise of pre-funded warrants	287,099	—	4,288	—	4,288
Stock-based compensation	—	—	2,574	—	2,574
Net loss	—	—	—	(38,966)	(38,966)
Balance as of December 31, 2025	1,372,043	$-	$331,750	$(289,234)	$42,516

The accompanying notes are an integral part of these financial statements.

SPRUCE BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(38,966)	$(53,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,574	5,348
Depreciation and amortization	21	46
Non-cash lease expense	268	247
Loss on disposal of property and equipment	—	2
Change in fair value of warrant liability	3,500	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,447	391
Other assets	—	494
Accounts payable	(352)	(2,037)
Accrued expenses and other current liabilities	(2,502)	(2,271)
Deferred revenue	—	(4,911)
Other liabilities	(317)	(237)
Net cash used in operating activities	(33,327)	(55,964)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	50,000	—
Proceeds from issuance of common stock related to employee stock purchase plan	25	66
Proceeds from exercise of pre-funded warrants	40	—
Proceeds from exercise of common stock options	5	180
Payment of debt and equity offering costs	(3,701)	—
Repayment of term loan	(2,057)	(1,622)
Tax withholding payments on restricted stock units	(831)	(246)
Net cash provided by (used in) financing activities	43,481	(1,622)
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,154	(57,586)
Cash, cash equivalents, and restricted cash at beginning of period	38,788	96,374
Cash, cash equivalents, and restricted cash at end of period	$48,942	$38,788

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$48,906	$38,753
Restricted cash, long-term (included in other assets)	36	35
Total cash, cash equivalents, and restricted cash	$48,942	$38,788

Supplemental cash flow data:
Cash paid for interest on term loan	$68	$225
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and other current liabilities	$82	$—

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

Subsequently, the Company effected a one-for-seventy-five (1:75) reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The Company's common stock began trading on the OTCQB on a split-adjusted basis on August 7, 2025 (the “Split Effective Date”) under the ticker symbol “SPRBD”. The Company’s common stock resumed trading on the Nasdaq Capital Market on September 15, 2025 under the ticker symbol “SPRB”.

At the Split Effective Date, every 75 shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in authorized common stock or par value per share. The Reverse Stock Split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the exercise of warrants, stock options and restricted stock units outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in the exercise price per share applicable to such warrants and stock options. No fractional shares were issued because of the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received a cash payment in lieu thereof.

All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options), share prices, exercise prices and per share amounts contained in the financial statements have been retroactively adjusted in the financial statements to reflect this Reverse Stock Split for all periods presented.

Private Placement of Common Stock and Pre-Funded Warrants

On October 7, 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors to sell and issue (i) 502,181 shares of the Company’s common stock and (ii) pre-funded warrants to purchase up to 233,144 shares of the Company’s common stock in a private placement transaction, which were exercised in full by December 31, 2025. The purchase price per share of common stock was $68.00 per share and the purchase price for the pre-funded warrants was $67.99. The private placement transaction closed on October 9, 2025. The total gross proceeds to the Company were $50.0 million, before deducting placement agent fees and other expenses.

Reduction in Force

On April 21, 2025, the Company effected a workforce reduction of 55% to prioritize development and potential accelerated approval of tralesinidase alfa enzyme replacement therapy (“TA-ERT”) for the treatment of Sanfilippo Syndrome Type B (“MPS IIIB”). The workforce reduction was effective immediately, with a termination date of May 2, 2025 for affected individuals. During the year ended December 31, 2025, the Company incurred total operating expenses of $0.9 million in connection with the workforce reduction, consisting of expenses related to severance payments and healthcare coverage assistance and related costs. Of the total expense, $0.8 million was included in research and development expenses and $0.1 million in general and administrative expenses on the statement of operations and comprehensive loss during the year ended December 31, 2025. The workforce reduction was completed as of June 30, 2025.

Liquidity and Capital Resources

The Company has incurred significant losses and negative cash flows from operations. During the year ended December 31, 2025, the Company incurred a net loss of $39.0 million and used $33.3 million of cash in operations. As of December 31, 2025, the Company had an accumulated deficit of $289.2 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Without alternative financing or proceeds from other strategic alternatives, the Company believes that based on its current operating plan, its cash and cash equivalents of $48.9 million as of December 31, 2025 and gross proceeds of $15.0 million received in January 2026 under the Loan Agreement with Avenue Capital (see Note 15), will be insufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements. The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company's operations and there can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months following the issuance date of these financial statements.

In order to meet these additional cash requirements, the Company may seek to out-license rights to develop and commercialize its investigational product candidates or sell additional equity or issue debt, convertible debt or other securities that may result in dilution to its stockholders. If the Company raises additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of its shares of common stock and could contain covenants that restrict its operations. There can be no assurance that the Company will be able to obtain additional equity or debt financing on terms acceptable to it, if at all. Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on its business, results of operations, financial condition and prospects.

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

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs and related legal challenges, the recent U.S. government shutdown and uncertainty about economic stability. The Company continues to actively monitor the impact of these macroeconomic and geopolitical factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

The Company's prior year segment revenue is derived from a collaboration and license agreement with Kaken Pharmaceutical Co, Ltd. The CODM assesses performance and decides how to allocate resources based on net loss. Net loss is used to monitor budget versus actual results. The measure of segment revenue, segment net loss and segment expenses is reported on the statement of operations. The measure of segment assets is reported on the balance sheet as total assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents, which consist of amounts invested in money market funds, are stated at fair value.

Restricted Cash

The Company's restricted cash is related to collateralized cash in connection with letters of credit issued on behalf of the Company for the security deposit required under an operating lease. Restricted cash is included in other assets on the balance sheets and is included in the reconciliation of cash, cash equivalents, and restricted cash on the statements of cash flows.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, prepaid expenses, accounts payable, warrant liability and accrued expenses. The carrying value of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The estimated fair value of the warrant liability was based on the Black-Scholes option pricing model, which was considered a Level 3 fair value measurement.

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

Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses during the years ended December 31, 2025 and 2024.

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

The Company previously entered into a licensing and collaboration agreement that primarily included the following: (i) upfront cash consideration; (ii) payments associated with achieving certain milestones; and (iii) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, the Company analyzes each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using a fair value-based method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options, restricted stock units (“RSUs”) and purchase rights under the Employee Stock Purchase Plan (“ESPP”). The Company estimates the fair value of stock options and purchase rights granted under the ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding a number of variables. The model requires management to make a number of assumptions which include the following:

▪
Expected Term. The expected term is based on the simplified method as the Company’s stock options qualify as “plain vanilla” options and the Company has limited history of exercise data. For ESPP, the expected term is based on the term of the purchase period.
▪
Expected Volatility. The expected volatility is based on the historical volatility of the Company's stock.
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

The fair value of RSUs, including RSUs subject to performance-based vesting conditions, is based on the fair value of the Company's stock price on the grant-date.

The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Company accounts for forfeitures as they occur.

Options generally vest over a four-year period: 25% of the shares vest on the first anniversary from the vesting commencement date of the option and an additional 1/48th of the shares vest on each monthly anniversary thereafter, subject to the employee’s continuous service through each vesting date. RSUs generally vest ratably over four years.

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

The Company accounts for uncertainty in income taxes in accordance with Accounting Standards Codification (“ASC”) 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by tax authorities, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

Comprehensive Loss

Comprehensive loss is equal to net loss as there are no components of other comprehensive loss.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period including any outstanding pre-funded warrants, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, outstanding stock options, RSUs, outstanding common stock warrants and shares expected to be issued pursuant to the ESPP are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods.

Recent Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”) requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 does not change the recognition or measurement of income taxes under ASC 740. The Company adopted ASU 2023-09 on a prospective basis for the fiscal year ended December 31, 2025 and other than the presentation of additional disaggregated data in the income tax footnote disclosure, there was no material impact on the Company's financial statements. Prior-period comparative disclosures for the income tax footnote have not been recast to the expanded format required by ASU 2023-09, consistent with the transition guidance in ASU 2023-09.

Recent Accounting Pronouncements - Not Yet Adopted

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

3. Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classifies money market funds as Level 1 investments as the Company uses quoted prices in active markets for identical assets to determine the fair value. The Company classified its previous warrant liability as a Level 3 instrument as it was valued using the Black-Scholes option pricing model.

The following table summarizes the Company's financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$48,458	$48,458	$—	$—
Total	$48,458	$48,458	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$37,802	$37,802	$—	$—
Total	$37,802	$37,802	$—	$—

The Company did not have any financial liabilities recorded at fair value on a recurring basis as of December 31, 2025 and 2024.

HBM Warrant Liability

In January 2025, the Company issued pre-funded warrants that in total were to be equal to 4.99% of the Company's issued and outstanding common stock as of the date of exercise of such pre-funded warrants. See Note 8 “License and Purchase Agreements — HBM Alpha Therapeutics, Inc.” for further discussion regarding such pre-funded warrants. In June 2025, the Company amended these pre-funded warrants to extend the exercise period to December 31, 2025. In December 2025, these pre-funded warrants were fully exercised.

These pre-funded warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as these pre-funded warrants provided for a settlement provision that did not meet the requirements of the indexation guidance under ASC 815-40. These pre-funded warrants were recorded at fair value as a liability. The change in fair value of the warrant liability is included on the face of the statement of operations and comprehensive loss.

These pre-funded warrants were measured using a Black-Scholes option pricing model with the following inputs as of issuance and exercise:

	Grant Date	Exercise Date
Exercise price	$0.75	$0.75
Expected term (in years)	0.5	0.0 - 0.1
Risk-free interest rate	4.3%	3.7% - 3.8%
Expected dividend rate	0.0%	0.0%
Expected stock price volatility	65.8%	75.2% - 132.6%

The following table provides a roll forward of the aggregate fair value of the Company’s warrant liability (in thousands):

Warrant Liability
Fair value as of December 31, 2024	$—
Grant date fair value	748
Change in fair value	3,500
Reclass to additional paid-in capital upon exercise	(4,248)
Fair value as of December 31, 2025	$—

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development expenses	$3,496	$10,635
Accrued general and administrative expenses	3,556	529
Accrued compensation and benefits	1,774	882
Lease liabilities, current portion	317	283
Total accrued expenses and other current liabilities	$9,143	$12,329

Accrued research and development expenses were primarily related to clinical trials and manufacturing of clinical drug supply as well as accruals related to the Allievex asset purchase. See Note 8 “License and Purchase Agreements — Allievex Corporation” for further information regarding such asset purchase.

5. Leases

The Company leases space under a non-cancelable operating lease, which requires the Company to pay base rent, real estate taxes, insurance, general repairs, and maintenance.

In December 2022, the Company entered into a non-cancelable operating lease for approximately 6,500 square feet of office space in South San Francisco, California, which commenced in December 2022 and expires in February 2028 (the “South San Francisco Lease”). Total minimum rental payments for the South San Francisco Lease are $1.7 million over the lease term. The Company has an option to extend the lease term of the South San Francisco Lease for an additional three years which has not been included in the lease term as it is not reasonably certain that the Company will exercise this option. The Company will also be responsible for the payment of additional rent to cover the Company's share of the annual operating and tax expense for the building. Under the terms of the South San Francisco Lease, the Company issued a letter of credit to the landlord of $29 thousand, which is collateralized by a restricted cash deposit of $36 thousand as of December 31, 2025.

Other information related to the operating lease was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2025	2024
Operating lease costs	$337	$336
Cash paid for operating lease liabilities	$354	$344
Weighted average remaining lease term (years)	2.2	3.2
Weighted average discount rate	8.0%	8.0%

Variable lease expense for the years ended December 31, 2025 and 2024 was immaterial.

Future minimum lease commitments under the Company’s leases as of December 31, 2025 were as follows (in thousands):

Year ending December 31,
2026	365
2027	376
2028	64
Total undiscounted lease payments	805
Less: present value discount	(69)
Total lease liabilities	$736
Lease liabilities, current portion*	$317
Lease liabilities, net of current portion	419
Total lease liabilities	$736

* included in accrued expenses and other current liabilities on the balance sheets

6. SVB Term Loan

In September 2019, the Company entered into a Loan and Security Agreement, as subsequently amended in March 2021 and May 2022 (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for a term loan (the “SVB Term Loan”) for an aggregate principal amount of $5.0 million.

On November 3, 2025, the Company terminated the SVB Loan Agreement and voluntarily prepaid in full the outstanding principal balance of the SVB Term Loan and all other outstanding obligations under the SVB Loan Agreement, which was $0.7 million, inclusive of all principal and all accrued and unpaid interest and fees under the SVB Loan Agreement.

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

See Note 8 for discussion over commitments associated with the Company's license and purchase agreements.

Legal Matters

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Other than as disclosed below, the Company was not subject to any material legal proceedings during the years ended December 31, 2025 and 2024 and management is not aware of any pending or threatened litigation that, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition or results of operations.

In January 2025, Neurocrine Biosciences, Inc. (“Neurocrine”) initiated proceedings seeking to invalidate European Patent 3,784,233 (the “Patent”) in the United Kingdom Patents Court (“UKPC”), and in August 2025, initiated similar proceeds before the Unified Patent Court (collectively, the “Patent Proceedings”). In February 2026, the UKPC issued a judgment ordering the Company to pay Neurocrine an interim payment of approximately $1.2 million for its legal costs. As of the year ended December 31, 2025, the Company accrued $1.9 million for loss contingencies associated with the Patent Proceedings which is included in accrued expenses and other current liabilities on the balance sheet and in general and administrative expenses on the statement of operations and comprehensive loss

8. License and Purchase Agreements

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

As partial consideration for the rights granted to the Company under the Lilly License Agreement, the Company made a one-time upfront payment to Lilly of $0.8 million during the year ended December 31, 2016, which was recorded as research and development expense as there was no alternative use due to the early stage of the technology. The Company is also required to pay Lilly up to an aggregate of $23.0 million upon the achievement, during the time the Lilly License Agreement remains in effect, of certain milestones relating to the clinical development and commercial sales of products licensed under the Lilly License Agreement. Such payments are for predetermined fixed amounts, are paid only upon the first occurrence of each event, and are due shortly after achieving the applicable milestone. In addition, the Company is required to pay Lilly tiered royalties on annual worldwide net sales with rates ranging from mid-single-digits to sub-teens. No amounts were paid by the Company to Lilly during the years ended December 31, 2025 and 2024, nor were due as of such dates pursuant to the Lilly License Agreement.

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

HMNC Holding GmbH

In May 2024, the Company entered into a license, development and option agreement (the “HMNC Agreement”) with HMNC Holding GmbH (“HMNC”). Under the terms of the HMNC Agreement, HMNC funded and conducted a Phase 2 proof-of-concept study of tildacerfont in MDD patients, who were screened using Cortibon Genetic Selection Tool (“Cortibon”), HMNC’s proprietary genetic selection tool.

The study was discontinued in the first quarter of 2026. The Company has an option to in-license exclusive worldwide rights to Cortibon. . If the Company exercises its option, it will be responsible for the future worldwide development and commercialization of tildacerfont and Cortibon for the treatment of MDD under a collaboration framework that leverages HMNC’s ongoing expertise in precision psychiatry and companion diagnostics. Pursuant to the license terms, HMNC would be entitled to receive certain milestone payments and tiered royalties on net sales of tildacerfont in MDD.

No amounts were paid to the Company during the years ended December 31, 2025 and 2024, nor were due as of such dates pursuant to the HMNC Agreement.

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

As consideration, the Company paid $5.0 million to Allievex in November 2024. The Company also assumed certain liabilities of Allievex of $8.3 million, of which $7.5 million was paid as of December 31, 2025 and the remaining $0.8 million is included in accrued expenses and other current liabilities on the balance sheet as of December 31, 2025. The Company also recorded an estimated receivable of $2.6 million in other current assets on the balance sheet as of December 31, 2025 related to the completed Allievex bankruptcy proceedings. The receivable was fully collected by the Company in January 2026. The Company also incurred transaction costs of $0.3 million during the year ended December 31, 2024, which were included in general and administrative expenses on the statement of operations and comprehensive loss.

The Company concluded that the assets purchased in conjunction with the Allievex Purchase Agreement represent an asset acquisition whereby the underlying assets comprise in-process research and development assets with no alternative future use. The Company recognized aggregate net acquisition cost of $15.1 million, which was reported as a component of research and development expense for the year ended December 31, 2024. During the year ended December 31, 2025, changes in estimates to recorded liabilities associated with the Allievex Purchase Agreement reduced the aggregate net acquisition cost to $11.0 million.

The Company also assumed the obligations of Allievex to pay BioMarin up to an aggregate of $88.0 million upon the achievement of certain development and regulatory milestones (up to $25.5 million for the first MPS IIIB product) and up to an aggregate of $100.0 million per licensed product upon the achievement of certain sales milestones. In addition, the Company is required to pay to BioMarin certain (i) high-single digit to low-double digit tiered royalties on aggregate annual net sales of licensed MPS IIIB products and (i) mid-to-high single digit tiered royalties on aggregate annual net sales of licensed products other than MPS IIIB products, in each case during the applicable royalty term, subject to certain customary reductions and floors. No amounts were paid by the Company to BioMarin nor were any due as of December 31, 2025 pursuant to the Allievex Purchase Agreement.

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

As consideration, the Company made a one-time upfront payment to HBM of $5.0 million in February 2025. Additionally, in January 2025, the Company issued pre-funded warrants to HBM and its affiliates that in total were to be equal to 4.99% of the Company's outstanding common stock as of the date of exercise of such pre-funded warrants. In June 2025, the Company amended the pre-funded warrants to extend the exercise period to December 2025. In December 2025, these pre-funded warrants were fully exercised.

The Company concluded that the rights acquired under the HBM License Agreement have no alternative future use. Therefore, the consideration paid of $5.0 million, along with the initial fair value of the pre-funded warrants issued of $0.7 million (see Note 3 “Fair Value Measurements — Warrant Liability”), was recognized as acquired in-process research and development expense, which is reported as a component of research and development expense for the year ended December 31, 2025.

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

Kaken Pharmaceutical Co. Ltd.

On January 5, 2023, the Company entered into a collaboration and license agreement (the “Kaken License Agreement”) with Kaken Pharmaceutical Co. Ltd. (“Kaken”). Under the terms of the Kaken License Agreement, the Company granted to Kaken the exclusive right to develop, manufacture and commercialize the Company’s product candidate, tildacerfont, for the treatment of CAH in Japan. Pursuant to the Kaken License Agreement, Kaken is responsible for securing and maintaining regulatory approvals necessary to commercialize tildacerfont in Japan. The Company will retain all rights to tildacerfont in all other geographies.

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

The Company identified a combined performance obligation consisting of the license and know-how granted to Kaken as well as certain non-contingent research and development activities. The Company determined that the transaction price at the inception of the Kaken License Agreement consisted of the upfront payment of $15.0 million. The transaction price was recognized as revenue using the cost-based input method over the estimated period of its non-contingent research and development obligations, which was approximately two years. During the year ended December 31, 2024, the Company recognized collaboration revenue of $4.9 million. The transaction price was fully recognized as of December 31, 2024 as the performance obligation was satisfied.

9. Capital Structure

Common Stock

As of December 31, 2025 and 2024, the Company was authorized to issue 200,000,000 shares of $0.0001 par value common stock, respectively. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors of the Company (“Board of Directors”). The holder of each share of common stock is entitled to one vote. As of December 31, 2025, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	December 31,
	2025	2024
Common stock warrants, issued and outstanding	169,147	169,154
Common stock options, issued and outstanding	42,421	46,122
Restricted stock units, issued and outstanding	47,200	29,863
Shares available for future issuance under 2020 Equity Incentive Plan	19,715	27,558
Shares available for future issuance under 2020 Employee Stock Purchase Plan	12,531	12,386
Total shares reserved	291,014	285,083

Redeemable Preferred Stock

On May 28, 2025, the Company entered into a Purchase Agreement with Michael Grey, the Executive Chairman of the Company’s Board of Directors, pursuant to which the Company issued and sold one share of the Company’s newly designated Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), to Mr. Grey for a purchase price of $100.00. On July 22, 2025, immediately following stockholder approval of the Reverse Stock Split (as defined in Note 1), the outstanding share of Series A Preferred was redeemed for a redemption price of $100.00.

10. Stock-Based Compensation

Equity Incentive Plans

The Company adopted the 2020 Equity Incentive Plan (the “2020 Plan”) in October 2020. The 2020 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants. The number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s Board of Directors. As of December 31, 2025, 19,715 shares remained available for issuance under the 2020 Plan. On January 1, 2026, shares available for issuance under the 2020 Plan were automatically increased by 68,602 shares.

Under the 2020 Plan, individuals can be granted the ability to early exercise their options. As of December 31, 2025, there were no shares subject to repurchase by the Company related to the early exercise of options.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except share and per share amounts):

	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	46,122	$244.42	6.7	$—
Granted	6,200	$52.56
Exercised	(61)	$88.50
Forfeited	(9,840)	$122.58
Balance as of December 31, 2025	42,421	$244.86	5.9	$264
Vested and expected to vest as of December 31, 2025	42,421	$244.86	5.9	$264
Vested and exercisable as of December 31, 2025	36,295	$273.46	5.3	$108

For the years ended December 31, 2025 and 2024, the weighted-average fair value of options granted was $50.72 and $48.06 per share, respectively.

The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of the respective balance sheet date. The total intrinsic value of options exercised was immaterial and $0.3 million for the years ended December 31, 2025 and 2024, respectively. The total fair value of options vested was $9.3 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity and related information is as follows (in thousands, except share and per share amounts):

	Number of RSUs	Weight-Average Grant Date Fair Value
Balance as of December 31, 2024	29,863	$108.12
Granted	45,306	$85.35
Vested	(22,300)	$82.89
Forfeited	(5,669)	$198.41
Balance as of December 31, 2025	47,200	$87.33

For the years ended December 31, 2025 and 2024, the weighted-average fair value of RSUs granted was $85.35 and $119.27 per share, respectively.

The total fair value of RSUs vested was $1.8 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively.

Performance-Based RSUs

As of December 31, 2025, the Company had 2,970 RSUs outstanding subject to performance-based vesting conditions, of which none are considered probable of achievement.

Employee Stock Purchase Plan

The Company adopted the 2020 Employee Stock Purchase Plan (the “ESPP”) in October 2020. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the offering date or the applicable purchase date. The number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to the lessor of (i) 1% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year, (ii) 5,883 shares of common stock or (iii) such lesser amount as determined by the Board of Directors. As of December 31, 2025, 12,531 shares of common stock remained available for issuance under the ESPP. On January 1, 2026, shares available for issuance under the ESPP were automatically increased by 5,883 shares.

Except for the initial offering period, the ESPP provides for 24-month offering periods starting every January 1st and July 1st, each consisting of four six-month purchase periods.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options and purchase rights under ESPP using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	2025		2024
	Options	ESPP	Options	ESPP
Expected term (in years)	5.3	1.4	5.5	1.4
Expected volatility	159.3%	154.0%	118.1%	222.8%
Risk-free interest rate	3.8%	4.1%	4.5%	5.1%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock-based compensation expense related to stock options, RSUs and ESPP that is included in the Company’s statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$(72)	$2,013
General and administrative	2,646	3,335
Total stock-based compensation expense	$2,574	$5,348

As of December 31, 2025, there was approximately $3.5 million of total unrecognized stock-based compensation expense related to awards that are expected to vest, which is expected to be recognized over an estimated weighted-average vesting term of 1.8 years.

11. Income Taxes

The Company did not have any income tax expense for the years ended December 31, 2025 and 2024. The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2025
	Amount	Percentage
U.S. federal taxes at statutory rate	$(8,183)	21.0%
Nontaxable and nondeductible items:
Loss on fair value of warrant liability	735	(1.9)
Nondeductible expenses related to tax credits	780	(2.0)
Credits	(3,713)	9.5
Section 383 limitation - credits	35,143	(90.2)
Other	193	(0.4)
Change in valuation allowance	(21,441)	55.0
Deferred tax true ups	154	(0.4)
Changes in unrecognized tax benefits	(3,668)	9.4
Effective tax rate	$—	—%

December 31,
2024
U.S. federal taxes at statutory rate	21.0%
Nondeductible items	(2.9)
Tax credits	17.9
Change in valuation allowance	(34.3)
Prior year true up	(1.7)
Effective tax rate	—%

Upon adoption of ASU 2023-09 for the year ended December 31, 2025, the Company expanded its income tax rate reconciliation disclosures to conform to the enhanced presentation requirements of the standard. As a result, certain reconciling items that were previously aggregated are now presented as separate categories in the rate reconciliation. For the year ended December 31, 2024, amounts reflected in the rate reconciliation were presented on a combined basis, including the impact of unrecognized tax benefits, which was included within tax credits. The prior-period presentation has not been recast to conform to the current-period presentation.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$44,720	$35,484
Tax credits	2,396	29,808
Capitalized research costs	13,224	15,518
Stock based compensation	1,557	1,164
Lease liability	193	214
Accruals and reserves	913	696
Intangible assets	4,693	2,617
Other	3,258	45
Total gross deferred tax assets	70,954	85,546
Valuation allowance	(70,777)	(85,349)
Total deferred tax assets	177	197
Deferred tax liabilities:
Lease right-of-use asset	(175)	(196)
Property and equipment	(2)	(1)
Total deferred tax liabilities	(177)	(197)
Total net deferred tax assets	$—	$—

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The valuation allowance decreased by $14.6 million during the year ended December 31, 2025, primarily due to the impact of Internal Revenue Code Section 382 ownership change limitations on the Company's tax attributes including research and development and Orphan Drug credits offset by an increase in net operating loss due to the election to expense Section 174 research and development costs in the current year. The valuation allowance increased by $18.2 million during the year ended December 31, 2024, primarily due to an increase in the net operating loss (primarily from pre-tax book loss) and the current year capitalization of Section 174 research and experimental costs.

As of December 31, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $163.1 million and $150.0 million, respectively, both of which will begin to expire in 2036 with $155.9 million of the Company's federal net operating loss carryforwards lasting indefinitely.

As of December 31, 2025, the Company had general business credit and state research and development credit carryforwards of approximately $34.2 million and $2.8 million, respectively. The federal general business credit carryforwards will begin to expire in 2036 while the California research credit carryforwards have an indefinite life.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The Company identified an ownership change in October 2025 and performed an analysis on potential limitations under IRC Section 382. The Company does not believe there is a limitation on its ability to utilize its net operating losses from the October 2025 ownership change.

As a result of the ownership change identified in October of 2025, the Company analyzed potential limitations on the Company's tax attributes. Based on this analysis, the Company wrote off the deferred tax assets related to its research and development credits and Orphan Drug credits to the extent that they are mathematically impossible to utilize with the calculated limitations under Section 382/383. Research and development credits of $1.8 million and $33.3 million of Orphan Drug credits were written off during the year ended December 31, 2025.

The Company files income tax returns in the U.S. federal jurisdiction and California state jurisdiction. The Company is not currently under audit by the Internal Revenue Service or any other similar state, local, or foreign authority. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

Uncertain Income Tax Positions

The Company had approximately $0.8 million and $4.3 million of unrecognized tax benefits as of December 31, 2025 and 2024, respectively. No liability related to uncertain tax positions is recorded in the financial statements due to the fact the liabilities have been netted against deferred attribute carryovers. The unrecognized tax benefits would not impact the annual effective tax rate if recognized because the Company has recorded a valuation allowance on its deferred tax assets. The Company does not expect the amount of unrecognized tax benefits to materially change in the next 12 months. As of December 31, 2025 and 2024, the Company has not recognized any tax-related penalties or interest in its financial statements.

A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2025	2024
Balance at the beginning of the period	$4,348	$3,240
Increases based on tax positions related to current period	179	870
Increases based on tax positions related to prior period	—	365
Decreases based on tax positions related to prior period	(3,752)	(127)
Balance at the end of the period	$775	$4,348

12. 401(k) Retirement Savings Plan

In December 2017, the Company adopted a plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for all employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute a portion of their eligible compensation, subject to certain limitations. During the years ended December 31, 2025 and 2024, the Company incurred expense of $0.1 million.

13. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(38,966)	$(53,036)
Denominator:
Weighted-average shares of common stock outstanding	766,598	550,146
Net loss per share, basic and diluted	$(50.83)	$(96.40)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	December 31,
	2025	2024
Shares subject to outstanding common stock warrants	169,147	169,154
Shares subject to outstanding common stock options	42,421	46,122
Shares subject to outstanding RSUs	47,200	29,863
Estimated shares issuable under the ESPP	1,228	4,214
Total	259,996	249,353

14. Related Party Transactions

Effective December 20, 2024, Kirk Ways, M.D., a member of the Board of Directors, began serving as the Company’s interim Chief Medical Officer pursuant to a consulting agreement. During the year ended December 31, 2025, the Company recognized compensation expense of $0.6 million, which is included in research and development expenses on the statement of operations and comprehensive loss.

15. Subsequent Events

Loan Agreement with Avenue Capital

On January 7, 2026 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) and a Supplement to the Loan and Security Agreement (together with the Loan and Security Agreement, the “Loan Agreement”), with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as lender (the “Lender”, together with Agent, “Avenue Capital”). As of the date hereof, $15.0 million has been funded under the Loan Agreement.

The Loan Agreement makes available to the Company term loans in an aggregate principal amount of up to $50.0 million with (i) $15.0 million funded within 5 business days after the Closing Date (“Tranche 1”), (ii) up to $10.0 million to be made available to the Company between March 1, 2026 and September 30, 2026, subject to, among other things, the Company’s achievement of a key regulatory milestone related to the Company’s development of TA-ERT for the treatment of MPS IIIB (“Tranche 2”) and (iii) up to $15.0 million to be made available to the Company between September 1, 2026 and March 31, 2027, subject to, among other things, the Company’s achievement of an additional key regulatory milestone with respect to the Company’s development of TA-ERT for the treatment of MPS IIIB (“Tranche 3”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 4” and collectively with Tranche 1, Tranche 2 and Tranche 3, the “Loans”), to be funded between October 1, 2027 and June 30, 2028, subject to, among other things, (i) the Company’s achievement of a certain commercial milestone and (ii) the mutual written agreement of the Company and the Lender (upon the Lender’s investment committee approval). The Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.25% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Loans are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loans is July 1, 2029 (the “Maturity Date”). The Loan Agreement does not contain any minimum cash requirement or other financial covenants.

The Company will make interest only payments on the Loans until the 12-month anniversary of the Closing Date, subject to (i) a 6-month extension, so long as at least $5.0 million from Tranche 2 has been funded and (ii) an additional 12-month extension if the Company achieves the Tranche 3 milestone. The Loan principal is repayable in equal monthly installments from the end of interest only period to the Maturity Date.

The Company may, at its option at any time, prepay the Loans in their entirety by paying the then-outstanding principal balance and all accrued and unpaid interest on the Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the

Closing Date, but on or prior to the second anniversary following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the Closing Date. The Company will pay a final payment of 4.00% of the aggregate commitment amounts for Tranche 1, Tranche 2 and Tranche 3, which shall be increased to include the commitment amount of Discretionary Tranche 4 upon the funding of such tranche, on the earlier of (x) the Maturity Date and (y) the date that the Company prepays all of the outstanding principal amount of the Loans in full. On the Closing Date, the Company paid the Lender a commitment fee of $0.4 million.

The Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting, among other things, additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law including a foreclosure on our assets.

Pursuant to the Loan Agreement, upon and following the filing of this Annual Report, the Lender will have the right to convert up to $4.0 million of the outstanding principal of the Loans (the “Conversion Option”) at a price per share equal to 120% of the exercise price of the 2026 Warrant (further discussed below), subject to certain terms and conditions, including beneficial ownership limitations.

In addition, subject to applicable law, the Lender may participate in certain equity financing transactions of the Company in an aggregate amount of up to $1.0 million on the same terms, conditions and pricing offered by the Company to other investors participating in such financing transaction (such right, the “Participation Right”). The Participation Right terminates upon the earlier of the Maturity Date and the repayment in full of all of the obligations under the Loan Agreement.

Warrant

In connection with the Loans, the Company will issue to the Lender a warrant (the “2026 Warrant”) to purchase up to $3.2 million worth of shares of the Company’s common stock upon the filing of this Annual Report. The 2026 Warrant will expire on January 31, 2031 (the “Expiration Date”) and is anticipated to have an exercise price per share equal the lower of (i) the 5-day daily volume-weighted average price of common stock, determined for the five (5) consecutive trading days immediately preceding the date of issuance, (ii) the 5-day daily volume-weighted average price of common stock, determined for the five (5) consecutive trading days prior to December 3, 2025 or (iii) the price per share of the Company’s next bona fide round of equity financing before June 30, 2026 for the purposes of raising capital, provided that any exercise of such 2026 Warrant is subject to certain beneficial ownership limitations. In addition, upon a change of control, the Lender is entitled to receive the shares of the Company's common stock underlying the 2026 Warrant without payment of the exercise price. In the event a change of control occurs prior to the issuance of the 2026 Warrant, the Company will pay Lender a success fee of $6.4 million in lieu of issuing the 2026 Warrant (the “Success Fee”). The obligation to pay the Lender the Success Fee shall terminate upon the issuance of the 2026 Warrant.

The Lender may exercise the 2026 Warrant at any time, or from time to time up to and including the Expiration Date, by making a cash payment equal to the exercise price multiplied by the quantity of shares. The Lender may also exercise the 2026 Warrant on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the 2026 Warrant. The 2026 Warrant will be subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

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

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There are no disclosures required by this Item 9B relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

Our 2026 Annual Meeting of the Stockholders, or the 2026 Annual Meeting, has been tentatively scheduled to occur on May 21, 2026. The time and location of the 2026 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement to be filed on Schedule 14A with the SEC for the 2026 Annual Meeting.

The date of our 2026 Annual Meeting will have changed by more than 30 days from the anniversary of our 2025 Annual Meeting of the Stockholders. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Exchange Act, we will consider shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2026 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us no later than March 19, 2026. Any proposal intended to be considered for inclusion in our proxy materials must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the SEC. Such proposals should be delivered to 611 Gateway Boulevard, Suite 740, South San Francisco, California 94080, Attention: Corporate Secretary. The submission of a proposal does not guarantee that it will be included in our proxy materials.

In addition, in light of the foregoing and in accordance with Rule 14a-5(e)(2) and Rule 14a-5(f) under the Exchange Act, in order for shareholder proposals submitted outside of Rule 14a-8 in connection with the 2026 Annual Meeting to be considered timely for purposes of Rule 14(a)-4(c) under the Exchange Act, such proposals must be received by us no later than March 19, 2026. Such proposals should be delivered to our 611 Gateway Boulevard, Suite 740, South San Francisco, California 94080, Attention: Corporate Secretary. Proposals must comply with the procedures and include the information required by our bylaws.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Proposal 1 Election of Directors” and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference

Code of Conduct and Insider Trading Policy

We maintain a Code of Conduct that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Conduct is posted on our website at www.sprucebio.com. The information on our website is not incorporated by reference into this Annual Report or our Proxy Statement. We intend to disclose on our website any future amendments of our Code of Conduct or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Conduct.

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

Due to administrative delays, Dr. Szwarcberg failed to timely file one Form 4 report reflecting the effect of an option repricing on an outstanding option grant. Due to administrative delays, Dr. Ways failed to timely file one Form 4 report reflecting the effect of an option repricing on outstanding options and the vesting and net settlement of certain RSUs.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Executive Compensation” and “Information Regarding the Board and Corporate Governance” in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth under the captions “Transactions with Related Persons and Indemnification” and “Information Regarding the Board and Corporate Governance” in the Company’s

definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

3.
Exhibits

The following is a list of exhibits filed with this Annual Report incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	July 24, 2025
3.3	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-248924	4.1	October 5, 2020
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	8-K	001-39594	3.1	May 29, 2025
4.3	Description of Common Stock of the registrant	10-K	001-39594	4.4	March 22, 2021
4.4	Form of 2023 Common Stock Purchase Warrant	8-K	001-39594	4.2	February 9, 2023
4.5	Form of 2025 Pre-Funded Warrant to Purchase Common Stock	10-K	001-39594	4.7	April 15, 2025
4.6	Form of Amended 2025 Pre-Funded Warrant to Purchase Common Stock	10-Q	001-39594	4.2	August 14, 2025
4.7	Form of Amended and Restated 2025 Pre-Funded Warrant to Purchase Common Stock	Filed herewith
4.8	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-39594	4.1	October 8, 2025
4.9	Form of 2026 Warrant to Purchase Common Stock	Filed herewith
10.1+	Spruce Biosciences, Inc. Amended and Restated 2016 Equity Incentive Plan	S-1	333-248924	10.1	September 18, 2020
10.2+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Spruce Biosciences, Inc. Amended and Restated 2016 Equity Incentive Plan	S-1	333-248924	10.2	September 18, 2020
10.3+	Spruce Biosciences, Inc. 2020 Equity Incentive Plan	S-1/A	333-248924	10.3	October 5, 2020

10.4+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	S-1	333-248924	10.4	September 18, 2020
10.5+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	10-K	001-39594	10.5	March 16, 2023
10.6+	Spruce Biosciences, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-248924	10.5	October 5, 2020
10.7+	Spruce Biosciences, Inc. 2020 Employee Stock Purchase Plan Offering Document	10-K	001-39594	10.6	March 22, 2021
10.8+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for Inducement Grant Outside of the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	8-K	001-39594	10.2	January 5, 2022
10.9+	Spruce Biosciences, Inc. 2020 Non-Employee Director Compensation Policy, as amended on December 11, 2025	Filed herewith
10.10+	Form of Indemnification Agreement by and between the registrant and its directors and executive officers	S-1	333-248924	10.7	September 18, 2020
10.11+	Spruce Biosciences, Inc. Severance and Change in Control Plan	S-1	333-248924	10.9	September 18, 2020
10.12+¥	Offer Letter, by and between the registrant and Samir Gharib, dated April 8, 2020	S-1	333-248924	10.16	September 18, 2020
10.13+	Letter Agreement, by and between the registrant and Michael Grey, dated March 24, 2017	S-1	333-248924	10.18	September 18, 2020
10.14+	Letter Agreement, by and between the registrant and Camilla V. Simpson, dated October 11, 2017	S-1	333-248924	10.19	September 18, 2020
10.15+	Letter Agreement, by and between the registrant and Daniel Spiegelman, dated August 31, 2020	S-1	333-248924	10.20	September 18, 2020
10.16+	Offer Letter, by and between the registrant and Javier Szwarcberg, M.D., MPH, dated December 29, 2021	8-K	001-39594	10.1	January 5, 2022
10.17+	Amendment to Offer Letter, by and between the registrant and Javier Szwarcberg, M.D., MPH, dated April 6, 2022	8-K	001-39594	10.1	April 8, 2022
10.18#	License Agreement, by and between the registrant and Eli Lilly and Company, dated May 2, 2016	S-1	333-248924	10.22	September 18, 2020
10.19	Lease Agreement, by and between the registrant and 611 Gateway Center LP, dated December 1, 2022	8-K	001-39594	10.1	December 2, 2022
10.20#	Collaboration and License Agreement, by and between the registrant and Kaken Pharmaceutical Co., LTD., dated January 5, 2023	10-K	001-39594	10.27	March 16, 2023
10.21	Securities Purchase Agreement, dated February 8, 2023, by and among the registrant and the Purchasers	8-K	001-39594	10.1	February 8, 2023
10.22#	Exclusive License Agreement, dated October 22, 2019, by and between BioMarin Pharmaceutical Inc. and Allievex Corp.	10-K	001-39594	10.27	April 15, 2025

10.23#	Collaboration and License Agreement, dated January 15, 2025, by and between the registrant and HBM Alpha Therapeutics, Inc.	10-K	001-39594	10.28	April 15, 2025
10.24	Form of Securities Purchase Agreement, dated October 7, 2025, by and among the registrant and the Purchasers	8-K	001-39594	10.1	October 8, 2025
10.25	Purchase Agreement, dated May 28, 2025, by and between the registrant and the purchaser named therein	8-K	001-39594	10.1	May 29, 2025
10.26	Loan and Security Agreement, dated January 7, 2026, by and between the registrant, Avenue Capital Management II, L.P. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39594	10.1	January 8, 2026
10.27	Supplement to the Loan and Security Agreement, dated January 7, 2026, by and between the registrant, Avenue Capital Management II, L.P. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39594	10.2	January 8, 2026
19.1	Insider Trading Policy	10-K	001-39594	19.1	April 15, 2025
23.1	Consent of BDO USA, P.C., independent registered public accounting firm	Filed herewith
24.1	Power of Attorney (see signature pages)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97	Incentive Compensation Recoupment Policy	10-K	001-39594	97	March 18, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SPRUCE BIOSCIENCES, INC.

March 9, 2026	By:	/s/ Javier Szwarcberg, M.D., MPH
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

Name	Title	Date

/s/ Javier Szwarcberg, M.D., MPH	Chief Executive Officer and Director	March 9, 2026
Javier Szwarcberg, M.D., MPH	(Principal Executive Officer)

/s/ Samir Gharib	President and Chief Financial Officer	March 9, 2026
Samir Gharib	(Principal Financial and Accounting Officer)

/s/ Michael Grey	Executive Chairman	March 9, 2026
Michael Grey

/s/ Percival Barretto-Ko	Director	March 9, 2026
Percival Barretto-Ko

/s/ Camilla V. Simpson, M.Sc.	Director	March 9, 2026
Camilla V. Simpson, M.Sc.

/s/ Daniel Spiegelman	Director	March 9, 2026
Daniel Spiegelman

/s/ Keli Walbert	Director	March 9, 2026
Keli Walbert

/s/ Kirk Ways, M.D, Ph.D.	Director	March 9, 2026
Kirk Ways, M.D, Ph.D.