Form 10-Q
period 2026-03-31
SPRUCE BIOSCIENCES, INC.
filed 2026-05-13
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 2,752,278 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$54,080	$48,906
Prepaid expenses	864	353
Other current assets	88	2,853
Total current assets	55,032	52,112
Right-of-use assets	595	666
Other assets	539	243
Total assets	$56,166	$53,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,683	$943
Accrued expenses and other current liabilities	8,101	9,143
Debt, current portion	1,000	—
Total current liabilities	11,784	10,086
Lease liabilities, net of current portion	332	419
Debt, net of current portion	5,464	—
Warrant liability	3,938	—
Total liabilities	21,518	10,505
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 1,372,278 and 1,372,043 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	336,148	331,750
Accumulated deficit	(301,500)	(289,234)
Total stockholders’ equity	34,648	42,516
Total liabilities and stockholders’ equity	$56,166	$53,021

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$7,575	$10,837
General and administrative	4,412	3,655
Total operating expenses	11,987	14,492
Loss from operations	(11,987)	(14,492)
Interest expense	(674)	(36)
Interest and other income, net	486	329
Change in fair value of warrant and conversion option liabilities	(91)	158
Net loss and comprehensive loss	(12,266)	(14,041)
Net loss per share, basic and diluted	$(8.94)	$(23.95)
Weighted-average shares of common stock outstanding, basic and diluted	1,372,084	586,142

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	1,372,043	$—	$331,750	$(289,234)	$42,516
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	235	—	(10)	—	(10)
Reclassification of embedded conversion option	—	—	3,719	—	3,719
Stock-based compensation	—	—	689	—	689
Net loss	—	—	—	(12,266)	(12,266)
Balance as of March 31, 2026	1,372,278	$—	$336,148	$(301,500)	$34,648

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	563,042	$—	$279,089	$(250,268)	$28,821
Stock-based compensation	—	—	544	—	544
Net loss	—	—	—	(14,041)	(14,041)
Balance as of March 31, 2025	563,042	$—	$279,633	$(264,309)	$15,324

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(12,266)	$(14,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	689	544
Depreciation and amortization	252	6
Non-cash lease expense	71	65
Change in fair value of warrant and conversion option liabilities	91	(158)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,054	492
Other assets	64	—
Accounts payable	1,700	584
Accrued expenses and other current liabilities	(1,300)	140
Other liabilities	(87)	(359)
Net cash used in operating activities	(8,732)	(12,727)
Cash flows from investing activities
Purchases of property and equipment	(10)	—
Net cash used in investing activities	(10)	—
Cash flows from financing activities
Proceeds from debt, gross	14,146	—
Repayment of debt	—	(405)
Payment of debt and equity offering costs	(220)	(6)
Tax withholding payments on restricted stock units	(10)	—
Net cash provided by (used in) financing activities	13,916	(411)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,174	(13,138)
Cash, cash equivalents, and restricted cash at beginning of period	48,942	38,788
Cash, cash equivalents, and restricted cash at end of period	$54,116	$25,650
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$54,080	$25,615
Restricted cash, long-term (included in other assets)	36	35
Total cash, cash equivalents, and restricted cash	$54,116	$25,650
Supplemental cash flow data:
Cash paid for interest on term loan	$158	$30
Supplemental disclosure of non-cash investing and financing activities:
Allocation of debt to warrant liability for warrant and embedded conversion option	$7,566	$—
Reclassification of debt embedded conversion option to additional paid-in capital	$3,719	$—
Deferred offering costs included in accounts payable and accrued expenses	$298	$—

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

April 2026 Public Offering

On April 22, 2026, the Company closed its previously announced underwritten public offering of 1,150,000 shares of its common stock at a public offering price of $50.00 per share and pre-funded warrants to purchase up to 50,000 shares of its common stock at a public offering price of $49.99 per pre-funded warrant (which equals the public offering price per share of common stock, less the $0.01 per share exercise price of each pre-funded warrant). In addition, the Company granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions, which was exercised in full. The gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $69.0 million. The pre-funded warrants were fully exercised in April 2026.

Open Market Sales Agreement

In November 2025, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $300.0 million of the Company's securities. Also, in March 2026, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which it may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2026, the Company has not issued any shares of common stock under the Sales Agreement.

Reverse Stock Split

Effective April 29, 2025, the Company’s common stock was delisted from the Nasdaq Capital Market as a result of the Company’s ongoing failure to comply with the minimum bid price requirement under the Nasdaq Capital Market. As a result, the Company’s common stock began trading publicly on the over-the-counter market on April 29, 2025 under its symbol “SPRB”.

Subsequently on August 4, 2025, the Company effected a one-for-seventy-five (1:75) reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The Company's common stock began trading on the OTCQB on a split-adjusted basis on August 7, 2025 (the “Split Effective Date”) under the ticker symbol “SPRBD”. The Company’s common stock resumed trading on the Nasdaq Capital Market on September 15, 2025 under the ticker symbol “SPRB”.

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

Liquidity and Capital Resources

The Company has incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2026, the Company incurred a net loss of $12.3 million and used $8.7 million of cash in operations. As of March 31, 2026, the Company had an accumulated deficit of $301.5 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company believes that based on its current operating plan, its cash and cash equivalents of $54.1 million as of March 31, 2026 and the net proceeds from its April 2026 underwritten public offering of common stock and pre-funded warrants will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of March 31, 2026, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed statement of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.

These interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 (“Annual Report”).

Certain prior period amounts on the condensed statement of operations and comprehensive loss for the three months ended March 31, 2025 have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses as well as related disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, accrued research and development expenses, warrant liability, stock-based compensation, and uncertain tax positions. The Company bases its estimates on its historical experience and on assumptions that it believes are reasonable; however, actual results could significantly differ from those estimates.

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

The CODM assesses performance and decides how to allocate resources based on net loss. Net loss is used to monitor budget versus actual results. The measure of segment net loss and segment expenses is reported on the condensed statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed balance sheet as total assets.

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in the Annual Report.

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$45,618	$45,618	$—	$—
Total	$45,618	$45,618	$—	$—
Financial liabilities:
Warrant liability	$3,938	$—	$—	$3,938
Total	$3,938	$—	$—	$3,938

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$48,458	$48,458	$—	$—
Total	$48,458	$48,458	$—	$—

The Company did not have any financial liabilities recorded at fair value as of December 31, 2025.

Debt

The gross amount of debt approximates its fair value as of March 31, 2026 as the debt bears interest at a variable rate that includes a component based on the prime rate, which is a market-observable rate. As a result, the stated coupon rate is consistent with current market rates for similar instruments and therefore the carrying amount is considered to approximate fair value.

Warrant and Conversion Option Liabilities

The Company classified its warrant and conversion option liabilities as Level 3 instruments as they were valued using the Monte Carlo Method. See Note 6 “Debt” for further information.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development expenses	$5,301	$3,496
Accrued general and administrative expenses	1,834	3,556
Accrued compensation and benefits	640	1,774
Lease liabilities, current portion	326	317
Total accrued expenses and other current liabilities	$8,101	$9,143

Accrued research and development expenses were primarily related to clinical development.

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

6. Debt

Avenue Loan

On January 7, 2026 (the “Avenue Closing Date”), the Company entered into a Loan and Security Agreement (the “Avenue Loan and Security Agreement”) and a Supplement to the Loan and Security Agreement (together with the Avenue Loan and Security Agreement, the “Avenue Loan Agreement”), with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as lender (the “Lender”, together with the Agent, “Avenue”).

The Avenue Loan Agreement makes available to the Company term loans in an aggregate principal amount of up to $50.0 million with (i) $15.0 million funded within 5 business days after the Avenue Closing Date (“Tranche 1”), (ii) up to $10.0 million to be made available to the Company between March 1, 2026 and September 30, 2026, subject to, among other things, the Company’s achievement of a key regulatory milestone related to the Company’s development of TA-ERT for the treatment of Sanfilippo Syndrome Type B (“MPS IIIB”) (“Tranche 2”) and (iii) up to $15.0 million to be made available to the Company between September 1, 2026 and March 31, 2027, subject to, among other things, the Company’s achievement of an additional key regulatory milestone with respect to the Company’s development of TA-ERT for the treatment of MPS IIIB (“Tranche 3”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 4” and collectively with Tranche 1, Tranche 2 and Tranche 3, the “Avenue Loans”), to be funded between October 1, 2027 and June 30, 2028, subject to, among other things, (i) the Company’s achievement of a certain commercial milestone and (ii) the mutual written agreement of the Company and the Lender (upon the Lender’s investment committee approval). The Avenue Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.25% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Avenue Loans are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Avenue Loans is July 1, 2029 (the “Avenue Maturity Date”). The Avenue Loan Agreement does not contain any minimum cash requirement or other financial covenants. As of March 31, 2026, the stated interest rate of the Avenue Loans was 12.25%.

The Company will make interest only payments on the Avenue Loans until the 12-month anniversary of the Avenue Closing Date, subject to (i) a 6-month extension, so long as at least $5.0 million from Tranche 2 has been funded and (ii) an additional 12-month extension if the Company achieves the Tranche 3 milestone. The Avenue Loans principal is repayable in equal monthly installments from the end of interest only period to the Avenue Maturity Date.

The Company may, at its option at any time, prepay the Avenue Loans in their entirety by paying the then-outstanding principal balance and all accrued and unpaid interest on the Avenue Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the Avenue Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the Avenue Closing Date, but on or prior to the second anniversary following the Avenue Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the Avenue Closing Date. The Company will pay a final payment of 4.0% of the aggregate commitment amounts for Tranche 1, Tranche 2 and Tranche 3, which shall be increased to include the commitment amount of Discretionary Tranche 4 upon the funding of such tranche, on the earlier of (x) the Avenue Maturity Date and (y) the date that the Company prepays all of the outstanding principal amount of the Avenue Loans in full (“Avenue Final Payment”). On the Avenue Closing Date, the Company paid to the Lender a commitment fee of $0.4 million.

The Avenue Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Avenue Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Avenue Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law. As of March 31, 2026, the Company was in compliance with all covenants under the Avenue Loan Agreement.

Pursuant to the Avenue Loan Agreement, following the filing of the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2025 which occurred on March 9, 2026, the Lender has the right to convert up to $4.0 million of the outstanding principal of the Avenue Loans (the “Avenue Conversion Option”) at a price of $60.00 per share, subject to certain terms and conditions, including beneficial ownership limitations. In addition, subject to applicable law, the Lender had the right to participate in certain equity financing transactions of the Company in an aggregate amount of up to $1.0 million on the same terms, conditions and pricing offered by the Company to other investors participating in such financing transaction (such right, the “Participation Right”). The Participation Right terminated in April 2026.

At issuance of the Avenue Loans, the Company recorded the debt net of debt discount and costs which included $7.6 million for the grant date fair value of the Avenue Warrant and Avenue Conversion Option (discussed below), Avenue Final Payment of $1.6 million and issuance costs of $1.2 million.

As of March 31, 2026, the carrying value of the Avenue Loans was $6.5 million, consisting of the outstanding principal under Tranche 1 of $15.0 million, plus the Avenue Final Payment of $1.6 million, less unamortized debt discount and costs of $10.1 million, which are being amortized using the effective interest method over the life of the Avenue Loans.

As of March 31, 2026, future payments of principal and interest of the Avenue Loans are as follows (in thousands):

Year ending December 31,
2026 (remaining 9 months)	$1,404
2027	7,020
2028	6,778
2029	5,207
Total	$20,409
Less: interest	(3,809)
Debt, gross	$16,600
Less: unamortized debt discount and costs	(10,136)
Less: debt, current portion	(1,000)
Debt, net of current portion	$5,464

Avenue Warrant

In connection with the Avenue Loans, the Company issued to the Lender a warrant (the “Avenue Warrant”) to purchase up to $3.2 million worth of shares of the Company’s common stock on March 9, 2026. Prior to the issuance of the Avenue Warrant, the Lender was entitled to receive a payment of $6.4 million in the event a change of control had occurred prior to the issuance of the Avenue Warrant (the “Success Fee”). The obligation to pay the Lender the Success Fee terminated upon the issuance of the Avenue Warrant. The Avenue Warrant will expire on January 31, 2031 (the “Avenue Warrant Expiration Date”) and has an exercise price equal to $50.00 per share, provided that any exercise of such Avenue Warrant is subject to certain beneficial ownership limitations. In addition, upon a change of control, the Lender is entitled to receive the shares of the Company's common stock underlying the Avenue Warrant without payment of the exercise price.

The Lender may exercise the Avenue Warrant at any time, or from time to time up to and including the Avenue Warrant Expiration Date, by making a cash payment equal to the exercise price multiplied by the quantity of shares. The Lender may also exercise the Avenue Warrant on a cashless basis by receiving a net number of shares calculated pursuant to the formula set forth in the Avenue Warrant. The Avenue Warrant is subject to anti-dilution adjustments for stock dividends, stock splits, and reverse stock splits.

Avenue Warrant Liability

Although the Avenue Warrant wasn't legally issued until March 9, 2026 (the “Avenue Warrant Issue Date“), the Avenue Warrant was considered issued and outstanding as of the Avenue Closing Date for accounting purposes. The Avenue Warrant met the criteria for a derivative classification under ASC 815. As of the Avenue Closing Date, the Avenue Warrant did not have a fixed number of shares to be issued and therefore did not qualify for equity classification and was accounted for as a derivative liability at an initial fair value of $3.8 million under the Monte Carlo Method, with changes in fair value recognized on the condensed statements of operations and comprehensive loss during the three months ended March 31, 2026.

Upon legal issuance of the Avenue Warrant on March 9, 2026, the shares into which the Avenue Warrant will be issued became fixed and therefore the Company reassessed its accounting treatment under ASC 815-40-15-7 using the prescribed two-step analysis. The Company concluded that Section 4.3 of the Avenue Warrant, which provides for automatic exchange of the Avenue Warrant for a fixed number of shares without payment of the exercise price upon a change of control, precludes the Avenue Warrant from being considered indexed to the Company’s own stock under Step 2 of ASC 815-40-15-7C through 7E. As such, the Avenue Warrant remains a derivative liability and was remeasured to fair value with changes in fair value recognized on the condensed statements of operations and comprehensive loss during the three months ended March 31, 2026.

Avenue Conversion Option

As discussed above, the Avenue Conversion Option allows the Lender to convert up to $4.0 million of the outstanding principal of the Avenue Loans at a price of $60.00 per share. At inception on the Avenue Closing Date, this feature was initially accounted for as an embedded derivative liability due to variable settlement terms at an initial fair value of $3.7 million under the Monte Carlo Method, with changes in fair value recognized on the condensed statements of operations and comprehensive loss during the three months ended March 31, 2026.

Upon legal issuance of the Avenue Warrant on March 9, 2026, the Company reassessed its accounting treatment under ASC 815-40-15-7 using the prescribed two-step analysis and concluded that the Avenue Conversion Option qualified for equity classification because the settlement terms became fixed and the Avenue Conversion Option satisfied both the indexation and classification criteria. As such, the derivative liability was remeasured to fair value of $3.7 million and reclassified to additional paid-in capital, with no further remeasurement required thereafter.

The Avenue Warrant and Avenue Conversion Option was measured using the Monte Carlo Method with the following inputs as of the periods noted:

	Avenue Warrant		Avenue Conversion Option
	Grant Date	Quarter End	Grant Date	Issue Date
	1/7/2026	3/31/2026	1/7/2026	3/9/2026
Warrant exercise price / Conversion price max	$89.21	$54.60	$4,000,000	$4,000,000
Expected term (in years)	5.1	5.1	3.5	3.3
Expected stock price volatility	178.8%	179.3%	178.8%	179.3%
Risk-free interest rate	3.7%	3.7%	3.7%	3.7%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The following table provides a roll forward of the aggregate fair value of the Company’s warrant and conversion option liability (in thousands):

	Avenue Warrant	Avenue Conversion Option	Total
Fair value as of December 31, 2025	$—	$—	$—
Grant date fair value	3,819	3,747	7,566
Change in fair value	119	(28)	91
Reclass to additional paid-in capital	—	(3,719)	(3,719)
Fair value as of March 31, 2026	$3,938	$—	$3,938

As of the date of this filing, 64,000 shares remain outstanding under the Avenue Warrant at an exercise price of $50.00 and Avenue had not exercised the Avenue Conversion Option.

7. License Agreements

BioMarin Pharmaceutical, Inc.

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

As consideration, the Company paid $5.0 million to Allievex in November 2024. The Company also assumed certain liabilities of Allievex of $7.8 million, which have been fully paid as of March 31, 2026. The Company also recorded an estimated receivable of $2.6 million in other current assets on the balance sheet related to the completed Allievex bankruptcy proceedings which was fully collected by the Company in January 2026.

The Company also assumed the obligations of Allievex to pay BioMarin up to $25.5 million for the first MPS IIIB product and up to an aggregate of $100.0 million per licensed product upon the achievement of certain sales milestones. In addition, the Company is required to pay to BioMarin certain (i) high-single digit to low-double digit tiered royalties on aggregate annual net sales of licensed MPS IIIB products during the applicable royalty term, subject to certain customary reductions and floors. No amounts were paid by the Company to BioMarin nor were any due as of March 31, 2026.

The Company may terminate the BioMarin License Agreement at any time for convenience upon prior written notice provided within a specified period of time. BioMarin may terminate the BioMarin License Agreement upon written notice if the Company (i) challenges the validity, enforceability or scope of any of the patents licensed by the Company under the BioMarin License Agreement, subject to certain conditions, or (ii) ceases all material research and development activity for any licensed product for a specified period of time, subject to certain exceptions. Either the Company or BioMarin may also terminate the BioMarin License Agreement (i) in the event the other party shall have materially breached its obligations thereunder and such default shall have continued for a specified period after written notice thereof or (ii) upon the bankruptcy or insolvency of the other party.

HBM Alpha Therapeutics, Inc.

On January 15, 2025, the Company entered into a collaboration and license agreement (the “HBM License Agreement”) with HBM Alpha Therapeutics, Inc. (“HBM”). Under the terms of the HBM License Agreement, HBM granted the Company a limited exclusivity, royalty bearing, and sublicensable license to certain technology, patent rights, manufacturing rights, know-how, and proprietary materials relating to SPR202.

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

The Company concluded that the rights acquired under the HBM License Agreement have no alternative future use. Therefore, the consideration paid of $5.0 million, along with the initial fair value of the pre-funded warrants issued of $0.7 million, was recognized as acquired in-process research and development expense, which was reported as a component of research and development expense for the three months ended March 31, 2025.

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

8. Commitments and Contingencies

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2026, the Company was not subject to any material legal proceedings and management is not aware of any pending or threatened litigation that, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition or results of operations.

9. Capital Structure

Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of common stock are entitled to dividends if and when declared by the board of directors of the Company. The holder of each share of common stock is entitled to one vote. As of March 31, 2026, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	March 31,	December 31,
	2026	2025
Common stock warrants, issued and outstanding	227,755	169,147
Stock options, issued and outstanding	40,674	42,421
Restricted stock units, issued and outstanding	106,384	47,200
Shares available for future issuance under 2020 Equity Incentive Plan	52,480	19,715
Shares available for future issuance under 2020 Employee Stock Purchase Plan	18,414	12,531
Total shares reserved	445,707	291,014

10. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$154	$126
General and administrative	535	418
Total stock-based compensation expense	$689	$544

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2026, the Company granted 62,350 RSUs with a weighted-average grant date fair value of $79.37 per unit, of which 36,900 RSUs are subject to performance-based vesting conditions related to the satisfaction of a regulatory milestone. As of March 31, 2026, the Company had 38,920 RSUs outstanding subject to performance-based vesting conditions, of which none are considered probable of achievement.

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(12,266)	$(14,041)
Denominator:
Weighted-average shares of common stock outstanding	1,372,084	586,142
Net loss per share, basic and diluted	$(8.94)	$(23.95)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	March 31,
	2026	2025
Shares subject to outstanding common stock warrants	227,755	169,154
Shares subject to outstanding common stock options	40,674	43,776
Shares subject to outstanding RSUs	106,384	30,393
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	5,918	3,319
Total	380,731	246,642

12. Related Party Transactions

Effective December 20, 2024, Kirk Ways, M.D., a member of the board of the directors, began serving as the Company’s interim Chief Medical Officer pursuant to a consulting agreement. During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense of $0.3 million and $0.3 million, respectively, which is included in research and development expenses on the condensed statement of operations and comprehensive loss. As of March 31, 2026, the Company accrued compensation expense of $0.1 million which is included in accrued expenses and other current liabilities on the condensed balance sheet.

13. Subsequent Events

April 2026 Public Offering

See Note 1 “Organization and Principal Activities — April 2026 Public Offering” for further information.

Adoption of 2026 Inducement Plan

In May 2026, the Company's Board of Directors adopted the Spruce Biosciences, Inc. 2026 Inducement Plan (the “Inducement Plan”). The Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4), which provides an exception to the stockholder approval requirement for the issuance of securities as an inducement material to an individual entering into employment with the Company.

The Company has reserved 75,000 shares of its common stock for issuance pursuant to awards granted under the Inducement Plan. Awards under the Inducement Plan may consist of non-qualified stock options, restricted stock units, restricted stock awards, stock appreciation rights, and other stock-based awards. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the Inducement Plan may only be made to an employee who has not previously been an employee or director of the Company, or following a bona fide period of non-employment, in each case as a material inducement to the individual's entering into employment with the Company.

In May 2026, the Company granted 7,000 restricted stock units under the Inducement Plan to two newly hired employees, effective as of the day following the filing of a registration statement on Form S-8 covering the shares issuable thereunder. The restricted stock units vest over four years in equal annual installments. The awards have a contractual term of 10 years.

The Company will recognize stock-based compensation expense related to awards granted under the Inducement Plan over the requisite service period in accordance with ASC 718, Compensation — Stock Compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (the “Annual Report”). Unless otherwise indicated, all references in this Quarterly Report to “Spruce,” the “company,” “we,” “our,” “us” or similar terms refer to Spruce Biosciences, Inc.

Forward-Looking Statements

In addition to historical financial information, this Quarterly Report contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Since inception, we have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidates. Since November 2024 we have shifted our focus to the development of tralesinidase alfa enzyme replacement therapy (“TA-ERT”), an investigational treatment for mucopolysaccharidoses type IIIB (“MPS IIIB”), or Sanfilippo Syndrome Type B. In October 2025, TA-ERT received breakthrough therapy designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of Sanfilippo Syndrome Type B. TA-ERT has received Rare Pediatric Disease Designation, Fast Track Designation, Breakthrough Therapy Designation, and Orphan Drug Designation in the United States and European Union (“EU”). We anticipate submitting a biologics license application of TA-ERT for the treatment of Sanfilippo Syndrome Type B in the fourth quarter of 2026. Currently, there is no FDA-approved therapy for the treatment of MPS IIIB, and disease management consists of limited palliative care.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the three months ended March 31, 2026 and 2025, we incurred net losses of $12.3 million and $14.0 million, respectively, and used $8.7 million and $12.7 million of cash in operations, respectively. As of March 31, 2026, we had an accumulated deficit of $301.5 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

Since inception through the date of this filing, we have raised aggregate gross proceeds of $427.1 million, including $103.5 million from our initial public offering in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $103.6 million from private placement financings, $69.0 million from the April 2026 underwritten public offering, $20.0 million from the issuance of debt, and $15.0 million upfront payment from Kaken Pharmaceutical Co., Ltd. received in April 2023. As of March 31, 2026, we had cash and cash equivalents of $54.1 million.

We believe that based on our current operating plan, our cash and cash equivalents of $54.1 million as of March 31, 2026 and the net proceeds from our April 2026 underwritten public offering of common stock and pre-funded warrants will be sufficient to fund our planned operations and debt obligations for at least 12 months following the issuance date of these financial statements included elsewhere in this Quarterly Report.

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

In November 2025, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $300.0 million of our securities. Also, in March 2026, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2026, we have not issued any shares of common stock under the Sales Agreement.

Additionally, on April 22, 2026, we closed our previously announced underwritten public offering of 1,150,000 shares of our common stock at a public offering price of $50.00 per share and pre-funded warrants to purchase up to 50,000 shares of our common stock at a public offering price of $49.99 per pre-funded warrant (which equals the public offering price per share of common stock, less the $0.01 per share exercise price of each pre-funded warrant). In addition, we granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions, which was exercised in full. The gross proceeds to us from the offering, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $69.0 million.

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

Material Agreements

Loan Agreement with Avenue

On January 7, 2026 (the “Avenue Closing Date”), we entered into a Loan and Security Agreement (the “Avenue Loan and Security Agreement”) and a Supplement to the Loan and Security Agreement (together with the Avenue Loan and Security

Agreement, the “Avenue Loan Agreement”), with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”) and Avenue Venture Opportunities Fund II, L.P., as lender (the “Lender”, together with the Agent, “Avenue”).

The Avenue Loan Agreement makes available to us term loans in an aggregate principal amount of up to $50.0 million with (i) $15.0 million funded within 5 business days after the Avenue Closing Date (“Tranche 1”), (ii) up to $10.0 million to be made available to us between March 1, 2026 and September 30, 2026, subject to, among other things, our achievement of a key regulatory milestone related to our development of TA-ERT for the treatment of MPS IIIB (“Tranche 2”) and (iii) up to $15.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to, among other things, our achievement of an additional key regulatory milestone with respect to our development of TA-ERT for the treatment of MPS IIIB (“Tranche 3”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 4” and collectively with Tranche 1, Tranche 2 and Tranche 3, the “Avenue Loans”), to be funded between October 1, 2027 and June 30, 2028, subject to, among other things, (i) our achievement of a certain commercial milestone and (ii) the mutual written agreement of us and the Lender (upon the Lender’s investment committee approval). The Avenue Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.25% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Avenue Loans are secured by a lien on and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The maturity date of the Avenue Loans is July 1, 2029 (the “Avenue Maturity Date”). The Avenue Loan Agreement does not contain any minimum cash requirement or other financial covenants. As of March 31, 2026, the outstanding principal was $15.0 million under Tranche 1.

We will make interest only payments on the Avenue Loans until the 12-month anniversary of the Avenue Closing Date, subject to (i) a 6-month extension, so long as at least $5.0 million from Tranche 2 has been funded and (ii) an additional 12-month extension if we achieve the Tranche 3 milestone. The Avenue Loan principal is repayable in equal monthly installments from the end of interest only period to the Avenue Maturity Date.

We may, at our option at any time, prepay the Avenue Loans in their entirety by paying the then-outstanding principal balance and all accrued and unpaid interest on the Avenue Loans, subject to a prepayment fee equal to (i) 3.0% of the principal amount outstanding if the prepayment occurs on or prior to the first anniversary following the Avenue Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first anniversary following the Avenue Closing Date, but on or prior to the second anniversary following the Avenue Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after the second anniversary following the Avenue Closing Date. We will pay a final payment of 4.0% of the aggregate commitment amounts for Tranche 1, Tranche 2 and Tranche 3, which shall be increased to include the commitment amount of Discretionary Tranche 4 upon the funding of such tranche, on the earlier of (x) the Avenue Maturity Date and (y) the date that we prepay all of the outstanding principal amount of the Avenue Loans in full. On the Avenue Closing Date, we paid to the Lender a commitment fee of $0.4 million.

The Avenue Loan Agreement contains customary representations, warranties and covenants, including covenants by the company limiting, among other things, additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Avenue Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the company. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Avenue Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law, including a foreclosure on our assets.

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

To date, these expenses have been incurred primarily to develop TA-ERT. We expect that these expenses will primarily consist of personnel costs, expenses for the conduct of clinical trials, manufacturing costs for clinical drug supply, and in-process research and development. We expect that significant additional spending will be required to progress TA-ERT through clinical development and potential regulatory approval and advancing our other investigational product candidates through clinical and pre-clinical development.

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

Interest Expense

Interest expense consists of interest incurred and non-cash amortization of debt discount and issuance costs in connection with our debt.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest income earned on our cash and cash equivalents.

Change in Fair Value of Warrant and Conversion Option Liabilities

Change in fair value of warrant and conversion option liabilities consists of the change in the fair value of the warrant liability and debt conversion option.

Results of Operations

Comparisons of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$7,575	$10,837	$(3,262)
General and administrative	4,412	3,655	757
Total operating expenses	11,987	14,492	(2,505)
Loss from operations	(11,987)	(14,492)	2,505
Interest expense	(674)	(36)	(638)
Interest and other income, net	486	329	157
Change in fair value of warrant and conversion option liabilities	(91)	158	(249)
Net loss	$(12,266)	$(14,041)	$1,775

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
External expenses:
Clinical development	$4,645	$8,593	$(3,948)
Manufacturing	1,480	382	1,098
Preclinical studies	5	(49)	54
Other research and development	200	262	(62)
Internal expenses:
Personnel	1,190	1,568	(378)
Facilities and other	55	81	(26)
Total research and development expenses	$7,575	$10,837	$(3,262)

Research and development expenses decreased by $3.3 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in clinical development expenses of $3.9 million was primarily related to lower acquisition related costs of $5.7 million, the discontinuation of the tildacerfont CAH development program of $1.9 million, offset by increased expenses for TA-ERT of $3.7 million. The increase in manufacturing expenses of $1.1 million was primarily related to TA-ERT.

We anticipate that research and development expenses will increase into the foreseeable future as we advance TA-ERT through an anticipated biologics license application submission in the fourth quarter of 2026 and potential FDA approval.

For a description of the terms of our license agreements, see Note 7 to our unaudited condensed financial statements “License Agreements” presented elsewhere in this Quarterly Report.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in professional fees of $0.5 million and an increase in personnel related costs of $0.2 million.

Interest Expense

Interest expense increased by $0.6 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to an increase in our debt and its related interest rate and an increase in amortization of debt discount and issuance costs.

Interest and Other Income, Net

Interest and other income, net increased by $0.2 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher yield earned on money market fund balances.

Change in Fair Value of Warrant and Conversion Option Liabilities

Change in fair value of warrant and conversion option liabilities decreased by $0.2 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. In the prior period, the change in fair value was for pre-funded warrants issued to HBM Alpha Therapeutics, Inc. In the current period, the change in fair value relates to warrants and the conversion option under the Avenue Loan Agreement.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $301.5 million and $289.2 million, respectively. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $54.1 million and $48.9 million, respectively.

Since inception through the date of this filing, we have raised aggregate gross proceeds of $427.1 million, including $103.5 million from our initial public offering in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $103.6 million from private placement financings, $69.0 million from the April 2026 underwritten public offering, $20.0 million from the issuance of debt, and $15.0 million upfront payment from Kaken Pharmaceutical Co., Ltd. received in April 2023. As of March 31,

2026, we had cash and cash equivalents of $54.1 million. We believe that based on our current operating plan, our cash and cash equivalents of $54.1 million as of March 31, 2026 and the net proceeds from our April 2026 underwritten public offering of common stock and pre-funded warrants will be sufficient to fund our planned operations and debt obligations for at least 12 months following the issuance date of these financial statements included elsewhere in this Quarterly Report.

Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through the sale of a priority review voucher, if received, public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us.

Shelf Registration and Sales Agreement

In November 2025, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in March 2026, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the “ATM Offering”). We have also filed a prospectus supplement with the SEC in connection with the ATM Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Select Market (“Nasdaq”), the existing trading market for our common stock. As of March 31, 2026, we have not issued any shares of common stock pursuant to the Sales Agreement. We have agreed to pay Jefferies commissions for its services of acting as agent of 3.0% of the gross proceeds from the sale of the shares pursuant to the Sales Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights.

Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval and commercialize TA-ERT or any other current or future product candidates, and we do not know when, or if at all, that will occur. We will continue to require additional capital to develop and launch TA-ERT and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our clinical development programs, and to a lesser extent, general and administrative expenses.

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

We may seek to raise capital through the sale of a priority review voucher, if received, equity or debt financings, collaborative agreements, potentially including agreements to out-license rights to develop and commercialize TA-ERT, or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Material Cash Requirements

As of March 31, 2026, future payments of principal and interest on the Avenue Loans, which matures in July 2029, were $20.4 million. For a description of the terms of the Avenue Loans, see the section titled “Material Agreements — Loan Agreement with Avenue” above.

As of March 31, 2026, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $0.7 million.

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

We have also entered into license and collaboration agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. As of March 31, 2026, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of our license and collaboration agreements, see Note 7 to our unaudited condensed financial statements “License Agreements” presented elsewhere in this Quarterly Report.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(8,732)	$(12,727)	$3,995
Net cash used in investing activities	(10)	—	$(10)
Net cash provided by (used in) financing activities	13,916	(411)	14,327
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,174	$(13,138)	$18,312

Operating Activities

Net cash used in operating activities decreased by $4.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to lower payments driven by decreased clinical development activities and receipt of $2.6 million related to the Allievex Purchase Agreement due to the completed Allievex bankruptcy proceedings.

For a description of the terms of our license agreements, see Note 7 to our unaudited condensed financial statements “License Agreements” presented elsewhere in this Quarterly Report.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was related to purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $13.9 million, consisting primarily of net proceeds from the Avenue Loans of $14.0 million.

For the three months ended March 31, 2025, net cash used in financing activities was $0.4 million, consisting primarily of principal payments on debt of $0.4 million.

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Annual Report. During the three months ended March 31, 2026, there were no changes to our critical accounting estimates from those discussed in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2026 consisted of $54.1 million in bank deposits and money market funds. Previously, we have held U.S. treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rates for our loans are variable.

As of March 31, 2026 and December 31, 2025, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, high inflation due to geopolitical and macroeconomic uncertainties, as of March 31, 2026, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our President and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Annual Report.

Risks Related to Our Business and Industry

We will need substantial additional financing to develop our product candidates and implement our operating plan. If we fail to obtain additional financing, including as a result of geopolitical uncertainty and macroeconomic events, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts, which could significantly harm our business, financial condition, results of operations and prospects.*

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the clinical development of, and seek regulatory approval for, TA-ERT and our other current and future product candidates. We will require significant additional amounts in order to prepare for commercialization, and, if approved, to launch and commercialize TA-ERT and our other current and future product candidates.

As of March 31, 2026, we had cash and cash equivalents of $54.1 million. In October 2020, we consummated our initial public offering and issued 92,000 shares of common stock for net proceeds of $93.4 million. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under a collaboration and license agreement with Kaken Pharmaceutical Co. Ltd. In October 2025, we entered into a Securities Purchase Agreement with certain institutional investors to sell and issue (i) 502,181 shares of common stock and (ii) pre-funded warrants to purchase up to 233,144 shares of common stock in a private placement transaction, which were exercised in full by December 31, 2025. Our total net proceeds were $46.6 million. On January 7, 2026, we entered into the Avenue Loan Agreement, which makes available to the company term loans in an aggregate principal amount of up to $50.0 million, subject to the company’s achievement of certain regulatory milestones, which we may not achieve. Additionally, on April 22, 2026, we closed our previously announced underwritten public offering of 1,150,000 shares of our common stock and pre-funded warrants to purchase up to 50,000 shares of our common stock, and we granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock, which was exercised in full. The gross proceeds to us from the offering were approximately $69.0 million.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.*

We may seek additional capital through a combination of equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. For example, on January 7, 2026, we entered into the Avenue Loan Agreement, which contains covenants restricting, among other things, our ability to incur additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or current or future product candidates, or grant licenses on terms unfavorable to us.

We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidate, TA-ERT, and our other current and future product candidates.*

We are a late-stage biopharmaceutical company founded in 2014, and our operations to date have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidates. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. For the three months ended March 31, 2026 and 2025, we reported net losses of $12.3 million and $14.0 million, respectively. As of March 31, 2026, we had an accumulated deficit of $301.5 million.

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
•
acceptance by the U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) of the clinical trial design of our planned and ongoing clinical trials of TA-ERT and our other current and future product candidates;

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

We intend to seek FDA approval of TA-ERT for MPS IIIB through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional preclinical studies or clinical trials beyond the confirmatory Phase 3 trial that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approval.*

We intend to submit a biologics license application (“BLA”) seeking accelerated approval of TA-ERT for MPS IIIB based on existing clinical data, however there can be no assurance that such submission or application will be accepted for filing by the FDA or that approval will be granted on a timely basis, or at all. For example, in March 2024, in a type C meeting with the FDA, the FDA confirmed that CSF HS-NRE is deemed to be a biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also confirmed that the completed clinical and nonclinical studies of TA-ERT were sufficient for a BLA submission and provided guidance around key design elements of a confirmatory trial (placebo-controlled 5-year study in 14 patients), which must be initiated prior to potential accelerated approval of TA-ERT.

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

Our clinical trials may fail to adequately demonstrate that our product candidates are well tolerated and provide sufficient clinical benefits for patients, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. We are seeking to develop treatments for MPS IIIB and congenital adrenal hyperplasia (“CAH”). We intend to seek accelerated approval of TA-ERT for MPS IIIB based on existing clinical data. As a condition of seeking such approval of a BLA from the FDA, we will initiate a confirmatory Phase 3 trial, which must be initiated prior to potential accelerated approval of TA-ERT. We intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in the fourth quarter of 2026, and if successful and FDA approval is received, potentially commercially launch in mid-2027. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of TA-ERT and our other current product candidates in other indications.

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

Preclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT and our other current and future product candidates.*

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of the product candidates in humans. Preclinical and clinical testing is expensive and difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more preclinical or clinical trials can occur at any stage of testing. The results of preclinical studies and early clinical trials of TA-ERT and preclinical studies of SPR202 may not be predictive of the results of later-stage clinical trials, and interim results of a trial do not necessarily predict final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. For example, we plan to use doses in our clinical trials for TA-ERT that may not be safe or efficacious doses. As such, our hypotheses of efficacy may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data is often susceptible to varying interpretations and analyses. For example, the Tildacerfont as Antidepressant Medication and Relief in Depression (“TAMARIND”) Phase 2 study of tildacerfont in major depressive disorder (“MDD”) was discontinued in the first quarter of 2026 following a serious adverse event in which a patient experienced a significant elevation of liver enzymes. The prior sponsor of TA-ERT, Allievex Corporation (“Allievex”), discontinued clinical development due to financial constraints.

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

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.*

Before we can initiate clinical trials for our current product candidates or any future product candidates, we must submit the results of preclinical studies to the FDA, or comparable foreign regulatory authorities, along with other information, including information about chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an investigational new drug application or similar regulatory filing under which we must receive authorization to proceed with clinical development.

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
•
occurrence of serious adverse events (“SAEs”) in clinical trials of the same class of agents conducted by other companies;
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

Further, conducting clinical trials in foreign countries, which we have done for TA-ERT and may do for any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions, as well as of related legal challenges, remains uncertain and could materially and adversely affect our business, financial condition, results of operations and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, financial condition, results of operations and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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

Furthermore, if TA-ERT and our other current and future product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product candidate, a number of potentially significant negative consequences could result, including:

•
we may be forced to suspend marketing of that product, or decide to remove the product from the marketplace;
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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright Enterprises v. Raimondo decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2026, we had 14 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Avenue may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Avenue are secured by substantially all of our assets, including our intellectual property assets. If we default on these obligations, Avenue could foreclose on our assets, which could materially adversely affect our business, financial condition, results of operations and prospects.*

On January 7, 2026, we entered into the Avenue Loan Agreement. For a description of our Loan Agreement, see Note 6, “Debt — Avenue Loan”, to the financial statements included elsewhere in this Quarterly Report.

The Avenue Loan Agreement contains customary representations, warranties and covenants, including covenants by the company limiting, amongst other things, additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. These covenants may limit our ability to engage in certain transactions that may be in our long-term best interest, including entering into a change in control transaction. While we have not previously breached and are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the Agent may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral.

The Avenue Loan Agreement also provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the company. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Avenue Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law, including a foreclosure on our assets. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects. If we default on any of our obligations under the Avenue Loan Agreement, the Lender could foreclose on its security interest and liquidate some or all of the collateral, including our intellectual property assets, which would harm our business, financial condition, results of operations and prospects, and could require us to reduce or cease operations.

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

We may also be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, or that apply regardless of payor; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; state and local laws requiring certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales and medical representatives; and state and foreign laws, such as the EU’s General Data Protection Regulation (“EU GDPR”) governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules; contractual obligations; industry standards; policies; and other obligations, in each case related to data privacy or security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions (which could include civil or criminal penalties); private litigation (including class-action claims) and mass arbitration demands; disruptions to our business operations; adverse publicity; and other adverse business consequences.*

We and the third parties with whom we work process personal and sensitive data and are subject to numerous data privacy and security obligations, such as laws and regulations, rules, industry standards, policies, contractual requirements and other obligations, relating to data privacy or security, including data we collect about trial participants in connection with clinical trials.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security, including our processing of personal data. For example, our processing of personal data is or may become subject in certain circumstances to the EU GDPR and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”). The GDPR imposes stringent standards of data privacy and security concerning personal data and imposes potentially significant sanctions for non-compliance. For example, under the GDPR, companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 20 million Euros under the EU GDPR; 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States and other countries in compliance with law, as applicable, such as the European Commission’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework and/or Extension), these mechanisms are subject to legal challenges, and there is no assurance that we can always satisfy or rely on these mechanisms to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with certain collaborators, partners, vendors and other third parties with whom we work, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside the EEA for allegedly violating the EU GDPR’s cross-border data transfer limitations. Regulators in the United States and other jurisdictions are also increasingly scrutinizing certain data transfers (including to the extent related to personal, de-identified, or anonymized data) and have and may further impose data transfer requirements or prohibitions on cross-border data transfers which impacts the ability to engage in certain data transactions.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

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

Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2025 concluded that an ownership change occurred in May 2016, August 2020, and October 2025. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of March 31, 2026, we recorded a full valuation allowance on our net deferred tax assets.

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

The trading price of our common stock has been, and may continue to be volatile, and you could lose all or part of your investment.*

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. These factors include:

•
the commencement, enrollment or results of our ongoing and planned clinical trials of TA-ERT, or any future clinical trials we may conduct of TA-ERT and any other current or future product candidates, or changes in the development status of TA-ERT and any other current or future product candidates;
•
acceptance by the FDA and EMA of the clinical trial design of our planned and ongoing clinical trials of TA-ERT;
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

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.*

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, pursuant to the Avenue Loan Agreement, we are prohibited from paying cash dividends without the prior written consent of Avenue, and future debt instruments may materially restrict our ability to pay dividends on our common stock. Any return to stockholders would therefore be limited to the appreciation, if any, of their stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2026, there were 1,372,278 shares of our common stock outstanding.

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

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 214,873 shares of common stock, pre-funded warrants to purchase 10,666 shares of common stock, and warrants to purchase 169,147 shares of common stock. All of the pre-funded warrants have been exercised. Additionally, in October 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue 502,181 shares of common stock and pre-funded warrants to purchase up to 233,144 shares of common stock in a private placement transaction. Pursuant to the securities purchase agreements, we have registered for resale such securities. In December 2025, three holders of pre-funded warrants to purchase shares of common stock exercised those warrants to purchase 233,144 shares of common stock. On January 7, 2026, we also entered into the Avenue Loan Agreement, pursuant to which we issued a warrant to purchase $3.2 million in shares of common stock at a price of $50.00 per share. Lender may also elect to convert up to $4.0 million of the principal amount outstanding under the Avenue Loan Agreement into shares of our common stock at a price of $60.00 per share. If these additional shares of common stock, and the shares of common stock issued or issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to registration statements, warrants, the Loan Agreement, any future loan agreements, and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, declared effective in November 2025, covering the sale of up to $300.0 million of our securities (the “Shelf Registration”). For example, in March 2026, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of March 31, 2026, we have not issued any shares of common stock pursuant to the Sales Agreement. Additionally, on April 22, 2026, we closed our previously announced underwritten public offering of 1,150,000 shares of our common stock and pre-funded warrants to purchase up to 50,000 shares of our common stock. In addition, we granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock, which was exercised in full. The gross proceeds to us from the offering, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $69.0 million. As described in the section titled “Risk Factors—Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall” above, we have in the past entered into transactions where we issued and sold common stock, pre-funded warrants and common warrants to purchase shares of our common stock, and we may enter into other or similar transactions in the future. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our 2020 Equity Incentive Plan (“2020 Plan”) and 2026 Inducement Plan (“Inducement Plan”), our management is authorized to grant stock options and other stock awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year continuing through and including January 1, 2030, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. In addition, pursuant to our 2020 Employee Stock Purchase Plan, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year continuing through January 1, 2030, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 5,883 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Risks Related to Our Reliance on Third Parties

We depend on intellectual property licensed from others, the termination of which could result in the loss of significant rights, which would harm our business.*

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from others. For example, we entered into a license agreement with BioMarin Pharmaceutical Inc. in October 2019 pursuant to which we obtained a limited exclusivity, royalty bearing, and sublicensable license to certain technology, patent rights, know-how, and proprietary materials relating to certain enzyme replacement therapy products. We entered into a collaboration and license agreement with HBM Alpha Therapeutics, Inc (“HBM”) in January 2025 pursuant to which we obtained a limited exclusivity, royalty bearing, and sublicensable license to certain technology, patent rights, manufacturing rights, know-how, and proprietary materials relating to certain compounds developed by HBM (the “HBM License Agreement”).

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as the HBM License Agreement, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.*

We are a party to license agreements under which we are granted intellectual property rights that are important to our business and our product candidates. If we fail to comply with our obligations under the license agreements, or we are subject to a bankruptcy, the license agreements may be terminated, in which event we would not be able to develop, commercialize or market our product candidates.

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

Third-party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.*

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Quarterly Report, others may hold proprietary rights that could prevent our product candidates from being marketed. For example, we are aware of issued patents that claim a method of treatment based upon a general mode of action. While we believe that these patents are difficult to enforce and that we would have valid defenses to these claims of patent infringement, we cannot be certain that we would prevail in any dispute, and we cannot be certain how an adverse determination would affect our business.

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

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.*

Our patents or pending patent applications, or the patents or pending patent applications that we license, may be challenged in the courts or administrative bodies in the United States and other foreign jurisdictions. Such proceedings to challenges in enforceability or validity could result in the revocation of, cancellation of or amendment to our owned and in-licensed patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

Third parties may also raise similar claims before the USPTO, even outside the context of litigation or infringement. Such mechanisms could include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, we were a party to an opposition proceeding with the European Patent Office with respect to EP Patent No. 3,784,233, a Revocation Proceeding with respect to EP Patent No. 3,784,233 (the “’233 Patent”), and a Unified Patent Court (UPC) Revocation Proceeding with respect to EP Patent No. 3,784,233. Oral proceedings took place on November 25, 2025, and on December 16, 2025, the Opposition Division issued a Decision of the Opposition Division stating the ’233 Patent is revoked. The Decision of the Opposition Division may be appealed by filing a notice of appeal and grounds of appeal with the EPO’s Boards of Appeal, due within a non-extendable period of two months and four months respectively from the date of the written decision. We may be subject to new or additional third-party pre-issuance submission of prior art to the USPTO or become involved in other post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Pursuant to the Avenue Loan Agreement, we issued the Avenue Warrant to Avenue to purchase up to 64,000 shares of our common stock at an exercise price of $50.00 per share. We also granted a related conversion option to Avenue pursuant to which the holder may convert up to $4.0 million of the outstanding principal into shares of our common stock at a conversion price of $60.00, subject to the terms and conditions set forth in the applicable agreement. The Avenue Warrant and the associated conversion option were issued in a private placement transaction and were not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2).

Working Capital Restrictions and Limitations Upon the Payment of Dividends

Pursuant to the Avenue Loan Agreement, we are prohibited from paying cash dividends without the prior written consent of Avenue.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
1.1	Open Market Sales AgreementSM, dated March 9, 2026, by and between Spruce Biosciences, Inc. and Jefferies LLC	8-K	001-39594	1.1	March 9, 2026

1.2	Underwriting Agreement, dated April 20, 2026, by and among the Company, Leerink Partners LLC, Guggenheim Securities, LLC and Oppenheimer & Co. Inc.	8-K	001-39594	1.1	April 22, 2026

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	July 24, 2025

3.3	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020

4.1	Form of 2026 Warrant to Purchase Common Stock	10-K	001-39594	4.9	March 9, 2026

4.2	Form of 2026 Pre-Funded Warrant	8-K	001-39594	4.1	April 22, 2026

10.1	Loan and Security Agreement, dated January 7, 2026, by and between the registrant, Avenue Capital Management II, L.P. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39594	10.1	January 8, 2026

10.2	Supplement to the Loan and Security Agreement, dated January 7, 2026, by and between the registrant, Avenue Capital Management II, L.P. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-39594	10.2	January 8, 2026

10.3	Offer Letter, by and between Spruce Biosciences, Inc. and Corwin Dale Hooks, dated February 18, 2026	8-K	001-39594	10.1	March 9, 2026

10.4	Form of Restricted Stock Unit Grant Notice and Award Agreement for Inducement Grant Outside of the Spruce Biosciences, Inc. 2020 Equity Incentive Plan	8-K	001-39594	10.2	March 9, 2026

10.5	Termination Agreement with Kaken Pharmaceutical Co. Ltd., dated March 16, 2026	Filed herewith

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

SPRUCE BIOSCIENCES, INC.

Date: May 13, 2026	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)