Form 10-Q
period 2026-06-30
SPRUCE BIOSCIENCES, INC.
filed 2026-08-12
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 2,874,013 shares of common stock, $0.0001 par value per share, outstanding.

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
•
If we are unable to obtain and maintain sufficient intellectual property protection for TA-ERT and our other current and future product candidates, and other proprietary technologies we develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize TA-ERT, our other current and future product candidates and other proprietary technologies, if approved, may be adversely affected.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$96,295	$48,906
Prepaid expenses	4,625	353
Other current assets	234	2,853
Total current assets	101,154	52,112
Right-of-use assets	523	666
Other assets	1,175	243
Total assets	$102,852	$53,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,209	$943
Accrued expenses and other current liabilities	7,254	9,143
Debt, current portion	2,500	—
Total current liabilities	10,963	10,086
Lease liabilities, net of current portion	245	419
Debt, net of current portion	4,591	—
Warrant liability	3,323	—
Total liabilities	19,122	10,505
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 2,752,810 and 1,372,043 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	401,459	331,750
Accumulated deficit	(317,729)	(289,234)
Total stockholders’ equity	83,730	42,516
Total liabilities and stockholders’ equity	$102,852	$53,021

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,163	$(430)	$19,738	$10,407
General and administrative	4,349	3,122	8,761	6,777
Total operating expenses	16,512	2,692	28,499	17,184
Loss from operations	(16,512)	(2,692)	(28,499)	(17,184)
Interest expense	(1,097)	(29)	(1,771)	(65)
Interest and other income, net	765	193	1,251	522
Change in fair value of warrant and conversion option liabilities	615	461	524	619
Net loss and comprehensive loss	(16,229)	(2,067)	(28,495)	(16,108)
Net loss per share, basic and diluted	$(6.68)	$(3.50)	$(14.96)	$(27.36)
Weighted-average shares of common stock outstanding, basic and diluted	2,431,075	591,137	1,904,505	588,653

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of April 1, 2026	1,372,278	$—	$336,148	$(301,500)	$34,648
Issuance of common stock and warrants, net of offering costs of $4,562	1,380,000	—	64,438	—	64,438
Issuance of common stock related to employee stock purchase plan	532	—	2	—	2
Stock-based compensation	—	—	871	—	871
Net loss	—	—	—	(16,229)	(16,229)
Balance as of June 30, 2026	2,752,810	$—	$401,459	$(317,729)	$83,730

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	1,372,043	$—	$331,750	$(289,234)	$42,516
Issuance of common stock and warrants, net of offering costs of $4,562	1,380,000	—	64,438	—	64,438
Issuance of common stock related to employee stock purchase plan	532	—	2	—	2
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	235	—	(10)	—	(10)
Reclassification of embedded conversion option	—	—	3,719	—	3,719
Stock-based compensation	—	—	1,560	—	1,560
Net loss	—	—	—	(28,495)	(28,495)
Balance as of June 30, 2026	2,752,810	$—	$401,459	$(317,729)	$83,730

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of April 1, 2025	563,042	$—	$279,633	$(264,309)	$15,324
Stock-based compensation	—	—	(77)	—	(77)
Net loss	—	—	—	(2,067)	(2,067)
Balance as of June 30, 2025	563,042	$—	$279,556	$(266,376)	$13,180

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	563,042	$—	$279,089	$(250,268)	$28,821
Stock-based compensation	—	—	467	—	467
Net loss	—	—	—	(16,108)	(16,108)
Balance as of June 30, 2025	563,042	$—	$279,556	$(266,376)	$13,180

See accompanying notes to the condensed financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(28,495)	$(16,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,560	467
Depreciation and amortization	883	13
Non-cash lease expense	143	131
Change in fair value of warrant and conversion option liabilities	(524)	(619)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,853)	887
Other assets	(769)	—
Accounts payable	266	(488)
Accrued expenses and other current liabilities	(1,889)	(5,400)
Other liabilities	(174)	(438)
Net cash used in operating activities	(30,852)	(21,555)
Cash flows from investing activities
Purchases of property and equipment	(145)	—
Net cash used in investing activities	(145)	—
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, gross	69,000	—
Proceeds from debt, gross	14,146	—
Proceeds from issuance of common stock related to employee stock purchase plan	2
Repayment of debt	—	(811)
Payment of debt and equity offering costs	(4,752)	—
Tax withholding payments on restricted stock units	(10)	—
Net cash provided by (used in) financing activities	78,386	(811)
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,389	(22,366)
Cash, cash equivalents, and restricted cash at beginning of period	48,942	38,788
Cash, cash equivalents, and restricted cash at end of period	$96,331	$16,422
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$96,295	$16,387
Restricted cash, long-term (included in other assets)	36	35
Total cash, cash equivalents, and restricted cash	$96,331	$16,422
Supplemental cash flow data:
Cash paid for interest on term loan	$623	$52
Supplemental disclosure of non-cash investing and financing activities:
Allocation of debt to warrant liability for warrant and embedded conversion option	$7,566	$—
Reclassification of debt embedded conversion option to additional paid-in capital	$3,719	$—

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

April 2026 Public Offering

On April 22, 2026, the Company closed its previously announced underwritten public offering of 1,150,000 shares of its common stock at a public offering price of $50.00 per share and pre-funded warrants to purchase up to 50,000 shares of its common stock at a public offering price of $49.99 per pre-funded warrant (which equals the public offering price per share of common stock, less the $0.01 per share exercise price of each pre-funded warrant). In addition, the Company granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions, which was exercised in full. The net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company, were $64.4 million. The pre-funded warrants were fully exercised in April 2026.

Open Market Sales Agreement

In November 2025, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $300.0 million of the Company's securities. Also, in March 2026, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which it may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2026, the Company has not issued any shares of common stock under the Sales Agreement.

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

Liquidity and Capital Resources

The Company has incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2026, the Company incurred a net loss of $28.5 million and used $30.9 million of cash in operations. As of June 30, 2026, the Company had an accumulated deficit of $317.7 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue. In August 2026, the Company received gross proceeds of $5.5 million from a private placement financing (see Note 13).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company believes that based on its current operating plan, its cash and cash equivalents of $96.3 million as of June 30, 2026 and the proceeds from the August 2026 private placement will be sufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed balance sheet as of June 30, 2026, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed statement of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.

These interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 (“Annual Report”).

Certain prior period amounts on the condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2025 have been reclassified to conform to the current period presentation.

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

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies described in the Annual Report.

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$95,312	$95,312	$—	$—
Total	$95,312	$95,312	$—	$—
Financial liabilities:
Warrant liability	$3,323	$—	$3,323	$—
Total	$3,323	$—	$3,323	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$48,458	$48,458	$—	$—
Total	$48,458	$48,458	$—	$—

The Company did not have any financial liabilities recorded at fair value as of December 31, 2025.

Debt

The gross amount of debt approximates its fair value as of June 30, 2026 as the debt bears interest at a variable rate that includes a component based on the prime rate, which is a market-observable rate. As a result, the stated coupon rate is consistent with current market rates for similar instruments and therefore the carrying amount is considered to approximate fair value.

Warrant and Conversion Option Liabilities

As of June 30, 2026, the Company classified its warrant liability as a Level 2 instrument as it was valued using the Black Scholes Method. See Note 6 “Debt” for further information.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development expenses	$5,100	$3,496
Accrued general and administrative expenses	565	3,556
Accrued compensation and benefits	1,253	1,774
Lease liabilities, current portion	336	317
Total accrued expenses and other current liabilities	$7,254	$9,143

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

The Avenue Loan Agreement makes available to the Company term loans in an aggregate principal amount of up to $50.0 million with (i) $15.0 million funded within 5 business days after the Avenue Closing Date (“Tranche 1”), (ii) up to $10.0 million to be made available to the Company between March 1, 2026 and September 30, 2026, subject to, among other things, the Company’s achievement of a key regulatory milestone related to the Company’s development of TA-ERT for the treatment of Sanfilippo Syndrome Type B (“MPS IIIB”) (“Tranche 2”) and (iii) up to $15.0 million to be made available to the Company between September 1, 2026 and March 31, 2027, subject to, among other things, the Company’s achievement of an additional key regulatory milestone with respect to the Company’s development of TA-ERT for the treatment of MPS IIIB (“Tranche 3”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 4” and collectively with Tranche 1, Tranche 2 and Tranche 3, the “Avenue Loans”), to be funded between October 1, 2027 and June 30, 2028, subject to, among other things, (i) the Company’s achievement of a certain commercial milestone and (ii) the mutual written agreement of the Company and the Lender (upon the Lender’s investment committee approval). The Avenue Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.25% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Avenue Loans are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Avenue Loans is July 1, 2029 (the “Avenue Maturity Date”). The Avenue Loan Agreement does not contain any minimum cash requirement or other financial covenants. As of June 30, 2026, the stated interest rate of the Avenue Loans was 12.25%.

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

The Avenue Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Avenue Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Avenue Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law. As of June 30, 2026, the Company was in compliance with all covenants under the Avenue Loan Agreement.

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

As of June 30, 2026, the carrying value of the Avenue Loans was $7.1 million, consisting of the outstanding principal under Tranche 1 of $15.0 million, plus the Avenue Final Payment of $1.6 million, less unamortized debt discount and costs of $9.5 million, which are being amortized using the effective interest method over the life of the Avenue Loans.

As of June 30, 2026, future payments of principal and interest of the Avenue Loans are as follows (in thousands):

Year ending December 31,
2026 (remaining 6 months)	$939
2027	7,020
2028	6,778
2029	5,207
Total	$19,944
Less: interest	(3,344)
Debt, gross	$16,600
Less: unamortized debt discount and costs	(9,509)
Less: debt, current portion	(2,500)
Debt, net of current portion	$4,591

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

Avenue Warrant Liability

Although the Avenue Warrant wasn't legally issued until March 9, 2026 (the “Avenue Warrant Issue Date“), the Avenue Warrant was considered issued and outstanding as of the Avenue Closing Date for accounting purposes. The Avenue Warrant met the criteria for a derivative classification under ASC 815. As of the Avenue Closing Date, the Avenue Warrant did not have a fixed number of shares to be issued and therefore did not qualify for equity classification and was accounted for as a derivative liability at an initial fair value of $3.8 million under the Monte Carlo Method, with changes in fair value recognized on the condensed statements of operations and comprehensive loss.

Upon legal issuance of the Avenue Warrant on March 9, 2026, the shares into which the Avenue Warrant will be issued became fixed and therefore the Company reassessed its accounting treatment under ASC 815-40-15-7 using the prescribed two-step analysis. The Company concluded that Section 4.3 of the Avenue Warrant, which provides for automatic exchange of the Avenue Warrant for a fixed number of shares without payment of the exercise price upon a change of control, precludes the Avenue Warrant from being considered indexed to the Company’s own stock under Step 2 of ASC 815-40-15-7C through 7E. As such, the Avenue Warrant remains a derivative liability and was remeasured to fair value with changes in fair value recognized on the condensed statements of operations and comprehensive loss.

Avenue Conversion Option

As discussed above, the Avenue Conversion Option allows the Lender to convert up to $4.0 million of the outstanding principal of the Avenue Loans at a price of $60.00 per share. At inception on the Avenue Closing Date, this feature was initially accounted for as an embedded derivative liability due to variable settlement terms at an initial fair value of $3.7 million under the Monte Carlo Method, with changes in fair value recognized on the condensed statements of operations and comprehensive loss.

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

The Avenue Warrant and Avenue Conversion Option was measured using the Monte Carlo Method at the grant and issue dates and the Avenue Warrant was measured using the Black Scholes Method at June 30, 2026 with the following inputs as of the periods noted:

	Avenue Warrant		Avenue Conversion Option
	Grant Date	Quarter End	Grant Date	Issue Date
	1/7/2026	6/30/2026	1/7/2026	3/9/2026
Warrant exercise price / Conversion price max	$89.21	$50.00	$4,000,000	$4,000,000
Expected term (in years)	5.1	4.8	3.5	3.3
Expected stock price volatility	178.8%	184.6%	178.8%	179.3%
Risk-free interest rate	3.7%	4.2%	3.7%	3.7%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The following table provides a roll forward of the aggregate fair value of the Company’s warrant and conversion option liability (in thousands):

	Avenue Warrant	Avenue Conversion Option	Total
Fair value as of December 31, 2025	$—	$—	$—
Grant date fair value	3,819	3,747	7,566
Change in fair value	(496)	(28)	(524)
Reclass to additional paid-in capital	—	(3,719)	(3,719)
Fair value as of June 30, 2026	$3,323	$—	$3,323

As of June 30, 2026, 64,000 shares remain outstanding under the Avenue Warrant at an exercise price of $50.00 and the Avenue Conversion Option has not been exercised.

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

As consideration, the Company paid $5.0 million to Allievex in November 2024. The Company also assumed certain liabilities of Allievex of $7.8 million, which have been fully paid as of June 30, 2026. The Company also recorded an estimated receivable of $2.6 million in other current assets on the balance sheet related to the completed Allievex bankruptcy proceedings which was fully collected by the Company in January 2026.

The Company also assumed the obligations of Allievex to pay BioMarin up to $25.5 million for the first MPS IIIB product and up to an aggregate of $100.0 million per licensed product upon the achievement of certain sales milestones. In addition, the Company is required to pay to BioMarin certain (i) high-single digit to low-double digit tiered royalties on aggregate annual net sales of licensed MPS IIIB products during the applicable royalty term, subject to certain customary reductions and floors. No amounts were paid by the Company to BioMarin nor were any due as of June 30, 2026.

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

The Company concluded that the rights acquired under the HBM License Agreement have no alternative future use. Therefore, the consideration paid of $5.0 million, along with the initial fair value of the pre-funded warrants issued of $0.7 million, was recognized as acquired in-process research and development expense, which was reported as a component of research and development expense for the six months ended June 30, 2025.

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

8. Commitments and Contingencies

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. As of June 30, 2026, the Company was not subject to any material legal proceedings and management is not aware of any pending or threatened litigation that, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition or results of operations.

9. Capital Structure

Common Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of common stock are entitled to dividends if and when declared by the board of directors of the Company. The holder of each share of common stock is entitled to one vote. As of June 30, 2026, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	June 30,	December 31,
	2026	2025
Common stock warrants, issued and outstanding	233,147	169,147
Stock options, issued and outstanding	49,174	42,421
Restricted stock units, issued and outstanding	127,084	47,200
Shares available for future issuance under 2020 Equity Incentive Plan	41,080	19,715
Shares available for future issuance under 2020 Employee Stock Purchase Plan	17,882	12,531
Shares available for future issuance under 2026 Inducement Plan	57,200	—
Total shares reserved	525,567	291,014

10. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$235	$(424)	$389	$(298)
General and administrative	636	347	1,171	765
Total stock-based compensation expense	$871	$(77)	$1,560	$467

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2026, the Company granted 83,050 RSUs with a weighted-average grant date fair value of $73.06 per unit, of which 36,900 RSUs are subject to performance-based vesting conditions related to the satisfaction of a regulatory milestone. As of June 30, 2026, the Company had 38,920 RSUs outstanding subject to performance-based vesting conditions, of which none are considered probable of achievement.

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(16,229)	$(2,067)	$(28,495)	$(16,108)
Denominator:
Weighted-average shares of common stock outstanding	2,431,075	591,137	1,904,505	588,653
Net loss per share, basic and diluted	$(6.68)	$(3.50)	$(14.96)	$(27.36)

Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	June 30,
	2026	2025
Shares subject to outstanding common stock warrants	233,147	169,154
Shares subject to outstanding common stock options	49,174	42,907
Shares subject to outstanding RSUs	127,084	25,512
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	445	2,268
Total	409,850	239,841

12. Related Party Transactions

Effective December 20, 2024, Kirk Ways, M.D., a member of the board of the directors, began serving as the Company’s interim Chief Medical Officer pursuant to a consulting agreement. During the six months ended June 30, 2026 and 2025, the Company recognized compensation expense of $0.6 million and $0.3 million, respectively, which is included in research and development expenses on the condensed statement of operations and comprehensive loss. As of June 30, 2026, the Company accrued compensation expense of $0.1 million which is included in accrued expenses and other current liabilities on the condensed balance sheet.

13. Subsequent Events

Private Placement Financing

On August 7, 2026, the Company entered into a Stock Purchase Agreement with the National MPS Society and the Cure Sanfilippo Foundation (the “Purchasers”), pursuant to which the Company sold and issued to the Purchasers 121,203 shares of common stock in a private placement transaction. The purchase price per share of common stock is $45.38 per share. The total gross proceeds to the Company was $5.5 million. The proceeds will be used to partially fund the Company’s planned open-label, single-arm early access program to provide TA-ERT for the treatment of MPS IIIB in children.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing novel therapies for neurological disorders with significant unmet medical need. We have a diverse portfolio of product candidates aimed at addressing diseases with high unmet medical need and clear biology for treatment, for which there are either no approved therapies treating the underlying disease or suboptimal treatment options. We were incorporated in April 2016 and are led by a management team experienced in the development and commercialization of groundbreaking therapeutics.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the six months ended June 30, 2026 and 2025, we incurred net losses of $28.5 million and $16.1 million, respectively, and used $30.9 million and $21.6 million of cash in operations, respectively. As of June 30, 2026, we had an accumulated deficit of $317.7 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

Since inception through the date of this filing, we have raised aggregate gross proceeds of $432.6 million, including $103.5 million from our initial public offering in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $109.1 million from private placement financings (including the August 2026 private placement), $69.0 million from the April 2026 underwritten public offering, $20.0 million from the issuance of debt, and $15.0 million upfront payment from Kaken Pharmaceutical Co., Ltd. received in April 2023. As of June 30, 2026, we had cash and cash equivalents of $96.3 million.

We believe that based on our current operating plan, our cash and cash equivalents of $96.3 million as of June 30, 2026 and the proceeds from the August 2026 private placement will be sufficient to fund our planned operations and debt obligations for at least 12 months following the issuance date of these financial statements included elsewhere in this Quarterly Report.

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
•
advance TA-ERT through our planned TrAnsform confirmatory study in patients with MPS IIIB and expanded access programs, both of which are expected to initiate in the fourth quarter of 2026 and are expected to enroll approximately 14 and 10 participants, respectively;
•
expand manufacturing capacity to accommodate anticipated global demand of TA-ERT, if approved, for the treatment of MPS IIIB;
•
implement operational, financial, and management information systems;
•
hire additional personnel; and
•
obtain, maintain, expand, and protect our intellectual property portfolio.

In November 2025, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $300.0 million of our securities. Also, in March 2026, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2026, we have not issued any shares of common stock under the Sales Agreement.

Additionally, on April 22, 2026, we closed our previously announced underwritten public offering of 1,150,000 shares of our common stock at a public offering price of $50.00 per share and pre-funded warrants to purchase up to 50,000 shares of our common stock at a public offering price of $49.99 per pre-funded warrant (which equals the public offering price per share of common stock, less the $0.01 per share exercise price of each pre-funded warrant). In addition, we granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions, which was exercised in full. The net proceeds to us from the offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were $64.4 million.

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

The Avenue Loan Agreement makes available to us term loans in an aggregate principal amount of up to $50.0 million with (i) $15.0 million funded within 5 business days after the Avenue Closing Date (“Tranche 1”), (ii) up to $10.0 million to be made available to us between March 1, 2026 and September 30, 2026, subject to, among other things, our achievement of a key regulatory milestone related to our development of TA-ERT for the treatment of MPS IIIB (“Tranche 2”) and (iii) up to $15.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to, among other things, our achievement of an additional key regulatory milestone with respect to our development of TA-ERT for the treatment of MPS IIIB (“Tranche 3”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 4” and collectively with Tranche 1, Tranche 2 and Tranche 3, the “Avenue Loans”), to be funded between October 1, 2027 and June 30, 2028, subject to, among other things, (i) our achievement of a certain commercial milestone and (ii) the mutual written agreement of us and the Lender (upon the Lender’s investment committee approval). The Avenue Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.25% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Avenue Loans are secured by a lien on and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The maturity date of the Avenue Loans is July 1, 2029 (the “Avenue Maturity Date”). The Avenue Loan Agreement does not contain any minimum cash requirement or other financial covenants. As of June 30, 2026, the outstanding principal was $15.0 million under Tranche 1.

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

Results of Operations

Comparisons of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$12,163	$(430)	$12,593	$19,738	$10,407	$9,331
General and administrative	4,349	3,122	1,227	8,761	6,777	1,984
Total operating expenses	16,512	2,692	13,820	28,499	17,184	11,315
Loss from operations	(16,512)	(2,692)	(13,820)	(28,499)	(17,184)	(11,315)
Interest expense	(1,097)	(29)	(1,068)	(1,771)	(65)	(1,706)
Interest and other income, net	765	193	572	1,251	522	729
Change in fair value of warrant and conversion option liabilities	615	461	154	524	619	(95)
Net loss	$(16,229)	$(2,067)	$(14,162)	$(28,495)	$(16,108)	$(12,387)

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
External expenses:
Clinical development	$3,487	$(1,262)	$4,749	$8,132	$7,331	$801
Manufacturing	6,894	(484)	7,378	8,374	(102)	8,476
Preclinical studies	51	3	48	56	(46)	102
Other research and development	372	197	175	572	459	113
Internal expenses:
Personnel	1,312	1,026	286	2,502	2,594	(92)
Facilities and other	47	90	(43)	102	171	(69)
Total research and development expenses	$12,163	$(430)	$12,593	$19,738	$10,407	$9,331

Research and development expenses increased by $12.6 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in clinical development expenses of $4.7 million was primarily related to increased expenses for TA-ERT of $5.8 million, offset by the discontinuation of the tildacerfont congenital adrenal hyperplasia (“CAH”) development program of $1.1 million. The increase in manufacturing expenses of $7.4 million was primarily related to TA-ERT. There was also an increase in personnel related costs of $0.3 million.

Research and development expenses increased by $9.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in clinical development expenses of $0.8 million was primarily related to increased expenses for TA-ERT of $9.6 million, offset by lower one-time product acquisition related costs of $5.7 million and the discontinuation of the tildacerfont CAH development program of $3.0 million. The increase in manufacturing expenses of $8.5 million was primarily related to TA-ERT.

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

General and Administrative Expenses

General and administrative expenses increased by $1.2 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an increase in personnel related costs of $0.9 million and an increase in professional fees of $0.2 million.

General and administrative expenses increased by $2.0 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in personnel related costs of $1.1 million and an increase in professional fees of $0.7 million.

Interest Expense

Interest expense increased by $1.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and increased by $1.7 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to an increase in our debt and its related interest rate and an increase in the related amortization of debt discount and issuance costs.

Interest and Other Income, Net

Interest and other income, net increased by $0.6 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and increased by $0.7 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher money market fund balances.

Change in Fair Value of Warrant and Conversion Option Liabilities

Change in fair value of warrant and conversion option liabilities increased by $0.2 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and decreased by $0.1 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. In the prior period, the change in fair value was for pre-funded warrants issued to HBM Alpha Therapeutics, Inc. In the current period, the change in fair value relates to warrants and the conversion option under the Avenue Loan Agreement.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $317.7 million and $289.2 million, respectively. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $96.3 million and $48.9 million, respectively.

Since inception through the date of this filing, we have raised aggregate gross proceeds of $432.6 million, including $103.5 million from our initial public offering in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $109.1 million from private placement financings (including the August 2026 private placement), $69.0 million from the April 2026 underwritten public offering, $20.0 million from the issuance of debt, and $15.0 million upfront payment from Kaken Pharmaceutical Co., Ltd. received in April 2023. As of June 30, 2026, we had cash and cash equivalents of $96.3 million.

On August 7, 2026, we entered into a Stock Purchase Agreement with the National MPS Society and the Cure Sanfilippo Foundation, pursuant to which we agreed to sell and issue 121,203 shares of our common stock in a private placement transaction. The purchase price per share was $45.38 per share. The total gross proceeds were $5.5 million. The proceeds will be used to partially fund our early access program, which is expected to initiate in the fourth quarter of 2026. We believe that based on our current operating plan, our cash and cash equivalents of $96.3 million as of June 30, 2026 and proceeds from the August 2026 private placement will be sufficient to fund our planned operations and debt obligations for at least 12 months following the issuance date of these financial statements included elsewhere in this Quarterly Report.

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

Shelf Registration and Sales Agreement

In November 2025, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in March 2026, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the “ATM Offering”). We have also filed a prospectus supplement with the SEC in connection with the ATM Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for our common stock. As of June 30, 2026, we have not issued any shares of common stock pursuant to the Sales Agreement. We have agreed to pay Jefferies commissions for its services of acting as agent of 3.0% of the gross proceeds from the sale of the shares pursuant to the Sales Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights.

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

Material Cash Requirements

As of June 30, 2026, future payments of principal and interest on the Avenue Loans, which matures in July 2029, were $19.9 million. For a description of the terms of the Avenue Loans, see the section titled “Material Agreements — Loan Agreement with Avenue” above.

As of June 30, 2026, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $0.6 million.

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

We have also entered into license and collaboration agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. As of June 30, 2026, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of our license and collaboration agreements, see Note 7 to our unaudited condensed financial statements “License Agreements” presented elsewhere in this Quarterly Report.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(30,852)	$(21,555)	$(9,297)
Net cash used in investing activities	(145)	—	$(145)
Net cash provided by (used in) financing activities	78,386	(811)	79,197
Net increase (decrease) in cash, cash equivalents, and restricted cash	$47,389	$(22,366)	$69,755

Operating Activities

Net cash used in operating activities increased by $9.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to increased clinical development activities for TA-ERT offset by the receipt of $2.6 million related to the Allievex Purchase Agreement due to the completed Allievex bankruptcy proceedings.

For a description of the terms of our license agreements, see Note 7 to our unaudited condensed financial statements “License Agreements” presented elsewhere in this Quarterly Report.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was related to purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $78.4 million, consisting primarily of net proceeds from the issuance of common stock and warrants of $64.4 million and net proceeds from the Avenue Loans of $14.0 million.

For the six months ended June 30, 2025, net cash used in financing activities was $0.8 million, consisting of principal payments on debt of $0.8 million.

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

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Annual Report. During the six months ended June 30, 2026, there were no changes to our critical accounting estimates from those discussed in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2026 consisted of $96.3 million in bank deposits and money market funds. Previously, we have held U.S. treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the interest rates for our loans are variable.

As of June 30, 2026 and December 31, 2025, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While we are seeing, and expect to continue to see, high inflation due to geopolitical and macroeconomic uncertainties, as of June 30, 2026, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, we had cash and cash equivalents of $96.3 million. In October 2020, we consummated our initial public offering and issued 92,000 shares of common stock for net proceeds of $93.4 million. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under a collaboration and license agreement with Kaken Pharmaceutical Co. Ltd. In October 2025, we completed a private placement for total net proceeds of $46.6 million. On January 7, 2026, we entered into the Avenue Loan Agreement, which makes available to the company term loans in an aggregate principal amount of up to $50.0 million, subject to the company’s achievement of certain regulatory milestones, which we may not achieve. On April 22, 2026, we closed our previously announced underwritten public offering of 1,150,000 shares of our common stock and pre-funded warrants to purchase up to 50,000 shares of our common stock, and we granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock, which was exercised in full. The net proceeds to us from the offering were $64.4 million. Additionally, in August 2026 we completed a private placement for gross proceeds of $5.5 million.

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

We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidate, TA-ERT, and our other current and future product candidates.*

We are a late-stage biopharmaceutical company incorporated in 2016, and our operations to date have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting preclinical and clinical development of, and manufacturing development for, our product candidates. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. For the six months ended June 30, 2026 and 2025, we reported net losses of $28.5 million and $16.1 million, respectively. As of June 30, 2026, we had an accumulated deficit of $317.7 million.

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
•
receipt of marketing approvals from applicable regulatory authorities and maintaining such approvals;
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

We also held two Type B meetings with the FDA ahead of our anticipated BLA submission for TA-ERT; the first in December 2025 to discuss our clinical data and regulatory strategy, and the second in January 2026 to discuss CMC requirements. During the December 2025 meeting, the FDA confirmed that the integrated study data from interventional clinical studies of TA-ERT and the available natural history data could potentially serve as an adequate and well-controlled study for purposes of the FDA’s review of the effects of TA-ERT on CSF HS-NRE, which could serve as a surrogate endpoint to support an accelerated approval. Following the January 2026 CMC meeting, the FDA considered the company’s plan to address DP PPQ batch requirements for the BLA submission, and in the official meeting minutes, the FDA shared its requirement for one DP PPQ batch at the time of BLA submission and data from a second DP PPQ batch prior to midcycle of BLA review.

Based, in part, on these discussions, we intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in the fourth quarter of 2026, and if successful and FDA approval is received, potentially commercially launch in mid-2027. However, even if we submit the BLA as planned, we may be unsuccessful in providing sufficient evidence of CSF HS-NRE to predict clinical benefit in support of an accelerated approval, and after reviewing our BLA submission, the FDA may ultimately issue a Complete Response Letter. For example, the FDA has in the past rejected accelerated approval following submission of a BLA under accelerated approval pathway by another company focusing on the treatment of an ultra-rare neurodegenerative disease, in part due to uncertainty regarding the appropriateness of the proposed surrogate endpoint, and the FDA may reject similar BLA applications in the future. If our BLA submission is viewed as having similarities to another BLA submission that was previously rejected by the FDA, this could impact the likelihood of success of our BLA application or could influence investor perception of our likelihood of success, which could cause the price of our common stock to decline, and could harm our business, financial condition, results of operations and prospects. If the FDA rejects CSF HS-NRE as a surrogate endpoint, we may be required to conduct longer-term follow up, to enroll additional patients in our current study, or to perform a new clinical study, all of which could be challenging with an ultra-rare and fatal genetic disease like MPS IIIB and could make us experience significant delays in, or could prevent us from, obtaining accelerated regulatory approval. Failure to obtain accelerated approval would result in a longer time period to commercialization, if any, and would increase the cost of development and harm our competitive position in the marketplace.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market TA-ERT or any other current or future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market TA-ERT or any other current or future product candidates in the United States until we receive approval of a new drug application (“NDA”) or BLA from the FDA. Similar requirements and risks are applicable in foreign markets. We have not previously submitted an NDA or BLA to the FDA, or similar drug approval filings to comparable foreign authorities.

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
•
the data collected from clinical trials may not be sufficient to satisfy the FDA or comparable foreign regulatory authorities to support the submission of an NDA, BLA or other comparable submissions in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the other countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced imposition of substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments, including legal challenges to such tariffs, have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States, pose a national security risk and should be subject to additional tariffs. Based on this investigation, on April 2, 2026, the President issued a proclamation imposing up to a 100% tariff on certain patented pharmaceuticals and associated pharmaceutical ingredients. These tariffs will become effective September 29, 2026, unless they are “expressly reduced, modified, or terminated.”

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright Enterprises v. Raimondo decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

In addition, certain foreign activities related to drugs, biologics, and research, especially with regard to China, have come under increased scrutiny in the United States. Chinese contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities. For example, on December 18, 2025, President Trump signed the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) into law. On June 8, 2024, the Department of Defense released the annual 1260H List which included a number of contract manufactures, making them biotechnology companies of concern. The BIOSECURE Act prohibits U.S. federal agencies from entering into or renewing any contract, loan, or grant with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from “biotechnology companies of concern” in the performance of any federal prime contract or subcontract. The Office of Management and Budget (“OMB”) of the U.S. Government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. Government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent, and successor entities of the foregoing. The BIOSECURE Act includes a safe harbor provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern.” The BIOSECURE Act also includes a grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Under the NDAA BIOSECURE Act related language we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, if we, our suppliers, or our customers were to be designated under the NDAA BIOSECURE Act related language, this could potentially cause harm to our business, financial condition, results of operations and prospects.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2026, we had 22 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Under the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2025 concluded that an ownership change occurred in May 2016, August 2020, and October 2025. As a result of the ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. Our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of future changes in our stock ownership. As of June 30, 2026, we recorded a full valuation allowance on our net deferred tax assets.

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
•
the size and growth, if any, of the markets for MPS IIIB and other disorders that we may target;
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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2026, there were 2,752,810 shares of our common stock outstanding.

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

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 214,873 shares of common stock, pre-funded warrants to purchase 10,666 shares of common stock, and warrants to purchase 169,147 shares of common stock. All of the pre-funded warrants have been exercised. Additionally, in October 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue 502,181 shares of common stock and pre-funded warrants to purchase up to 233,144 shares of common stock in a private placement transaction. Pursuant to the securities purchase agreements, we have registered for resale such securities. In December 2025, three holders of pre-funded warrants to purchase shares of common stock exercised those warrants to purchase 233,144 shares of common stock. On January 7, 2026, we also entered into the Avenue Loan Agreement, pursuant to which we issued a warrant to purchase $3.2 million in shares of common stock at a price of $50.00 per share. Lender may also elect to convert up to $4.0 million of the principal amount outstanding under the Avenue Loan Agreement into shares of our common stock at a price of $60.00 per share. In August 2026, we entered into a stock purchase agreement pursuant to which we agreed to sell and issue 121,203 shares of common stock in a private placement transaction. If these additional shares of common stock, and the shares of common stock issued or issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to registration statements, warrants, the Loan Agreement, any future loan agreements, and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, declared effective in November 2025, covering the sale of up to $300.0 million of our securities (the “Shelf Registration”). For example, in March 2026, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of June 30, 2026, we have not issued any shares of common stock pursuant to the Sales Agreement. Additionally, on April 22, 2026, we closed our previously announced underwritten public offering of 1,150,000 shares of our common stock and pre-funded warrants to purchase up to 50,000 shares of our common stock. In addition, we granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock, which was exercised in full. The net proceeds to us from the offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were $64.4 million. As described in the section titled “Risk Factors—Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall” above, we have in the past entered into transactions where we issued and sold common stock, pre-funded warrants and common warrants to purchase shares of our common stock, and we may enter into other or similar transactions in the future. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

Presently we have intellectual property rights, through licenses from third parties, related to our product candidates. Because our program may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Third parties may also raise similar claims before the USPTO, even outside the context of litigation or infringement. Such mechanisms could include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, we are a party to three post-grant review (PGR) proceedings with the United States Patent Office with respect to U.S. Patent Nos. 12,576,084, 12,569,490, and 12,569,491. As another example, we were a party to potential revocation proceedings with respect to Australian Patent Nos. 2019260793 and 2021324839. These Australian patents have been revoked. We may be subject to new or additional third-party pre-issuance submission of prior art to the USPTO or become involved in other post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Private Placement Financing

On August 7, 2026, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the National MPS Society and the Cure Sanfilippo Foundation (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers 121,203 shares of the Company’s common stock in a private placement transaction (the “Private Placement”). The purchase price per share was $45.38. The closing of the Private Placement occurred on August 10, 2026 (the “Closing”). The total gross proceeds we received at the Closing was $5.5 million. The proceeds will be used to partially fund the Company’s planned open-label, single-arm early access program to provide TA-ERT for the treatment of MPS IIIB in children.

The Purchase Agreement contains customary representations, warranties and covenants that were made solely for the benefit of the parties to the Purchase Agreement. Such representations, warranties and covenants (i) are intended as a way of allocating risk between the parties to the Purchase Agreement and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, us. Accordingly, the Purchase Agreement is included with this filing only to provide investors with information regarding the terms of transaction and not to provide investors with any other factual information regarding us. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of us or any of our subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures.

The foregoing is only a summary of the terms of the Purchase Agreement and does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Purchase Agreement, a copy of which is attached to this report as Exhibit 10.5.

The securities described above have not been registered under the Securities Act. We relied on the exemption from the registration requirements of the Securities Act by virtue of Rule 506 of Regulation D thereunder. Each of the Purchasers has represented that it is an “accredited investor” as defined in Regulation D of the Securities Act and that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and appropriate legends will be affixed to the securities.

Insider Trading Arrangements

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated April 20, 2026, by and among the Company, Leerink Partners LLC, Guggenheim Securities, LLC and Oppenheimer & Co. Inc.	8-K	001-39594	1.1	April 22, 2026

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	July 24, 2025

3.3	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020

4.1	Form of 2026 Pre-Funded Warrant	8-K	001-39594	4.1	April 22, 2026

10.1	Spruce Biosciences, Inc. 2026 Inducement Plan	S-8	001-39594	99.1	May 13, 2026

10.2	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Spruce Biosciences, Inc. 2026 Inducement Plan	S-8	001-39594	99.2	May 13, 2026

10.3	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Spruce Biosciences, Inc. 2026 Inducement Plan	S-8	001-39594	99.3	May 13, 2026

10.4	Offer Letter, by and between Spruce Biosciences, Inc. and Adrian Quartel, effective July 27, 2026	Filed herewith

10.5	Form of Stock Purchase Agreement, dated August 7, 2026 by and among the Company and the Purchasers	Filed herewith

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

SPRUCE BIOSCIENCES, INC.

Date: August 12, 2026	By:	/s/ Javier Szwarcberg M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)