Form 10-Q
period 2026-09-30
SPRUCE BIOSCIENCES, INC.
filed 2026-11-09
CIK 1683553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-39594

Spruce Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-2154263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Boulevard, Suite 740 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 343-5986

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPRB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2026, the registrant had 2,874,013 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We intend to seek FDA approval of TA-ERT for MPS IIIB through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional nonclinical studies or clinical trials beyond the confirmatory Phase 3 trial that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approval.
•
Our clinical trials may fail to adequately demonstrate that our product candidates are well tolerated and provide sufficient clinical benefits for patients, which could prevent or delay regulatory approval and commercialization.
•
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•
Nonclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT and our other current and future product candidates.
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
•
The separation of our CRHX-101 (formerly known as SPR202) program into Adrenyx and the planned distribution of Adrenyx shares to our stockholders may not be completed on the anticipated timeline or at all, may not achieve the intended benefits, and could disrupt our business and divert management attention.
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
•
We rely completely on third parties to manufacture our nonclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of TA-ERT and our other current and future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPRUCE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$87,691	$48,906
Prepaid expenses	2,406	353
Other current assets	203	2,853
Total current assets	90,300	52,112
Right-of-use assets	450	666
Other assets	1,198	243
Total assets	$91,948	$53,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,732	$943
Accrued expenses and other current liabilities	11,978	9,143
Debt, current portion	4,000	—
Total current liabilities	18,710	10,086
Lease liabilities, net of current portion	155	419
Debt, net of current portion	3,822	—
Warrant liability	2,966	—
Total liabilities	25,653	10,505
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 2,874,013 and 1,372,043 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	408,030	331,750
Accumulated deficit	(341,735)	(289,234)
Total stockholders’ equity	66,295	42,516
Total liabilities and stockholders’ equity	$91,948	$53,021

See accompanying notes to the condensed consolidated financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$18,133	$5,011	$37,871	$15,418
General and administrative	5,848	3,218	14,609	9,995
Total operating expenses	23,981	8,229	52,480	25,413
Loss from operations	(23,981)	(8,229)	(52,480)	(25,413)
Interest expense	(1,201)	(19)	(2,972)	(84)
Interest and other income, net	819	138	2,070	660
Change in fair value of warrant and conversion option liabilities	357	(102)	881	517
Net loss and comprehensive loss	(24,006)	(8,212)	(52,501)	(24,320)
Net loss per share, basic and diluted	$(8.51)	$(14.58)	$(23.71)	$(41.25)
Weighted-average shares of common stock outstanding, basic and diluted	2,821,316	563,066	2,214,382	589,520

See accompanying notes to the condensed consolidated financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of July 1, 2026	2,752,810	$—	$401,459	$(317,729)	$83,730
Issuance of common stock under the August 2026 Private Placement, net of offering costs of $31	121,203	—	5,469	—	5,469
Stock-based compensation	—	—	1,102	—	1,102
Net loss	—	—	—	(24,006)	(24,006)
Balance as of September 30, 2026	2,874,013	$—	$408,030	$(341,735)	$66,295

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2026	1,372,043	$—	$331,750	$(289,234)	$42,516
Issuance of common stock under the August 2026 Private Placement, net of offering costs of $31	121,203	—	5,469	—	5,469
Issuance of common stock and warrants under the April 2026 Public Offering, net of offering costs of $4,562	1,380,000	—	64,438	—	64,438
Issuance of common stock related to employee stock purchase plan	532	—	2	—	2
Issuance of common stock related to vesting of restricted stock units, net of tax withholdings	235	—	(10)	—	(10)
Reclassification of embedded conversion option	—	—	3,719	—	3,719
Stock-based compensation	—	—	2,662	—	2,662
Net loss	—	—	—	(52,501)	(52,501)
Balance as of September 30, 2026	2,874,013	$—	$408,030	$(341,735)	$66,295

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of July 1, 2025	563,042	$—	$279,556	$(266,376)	$13,180
Issuance of common stock related to employee stock purchase plan	449	—	3	—	3
Stock-based compensation	—	—	415	—	415
Net loss	—	—	—	(8,212)	(8,212)
Balance as of September 30, 2025	563,491	$—	$279,974	$(274,588)	$5,386

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	563,042	$—	$279,089	$(250,268)	$28,821
Issuance of common stock related to employee stock purchase plan	449	—	3	—	3
Stock-based compensation	—	—	882	—	882
Net loss	—	—	—	(24,320)	(24,320)
Balance as of September 30, 2025	563,491	$—	$279,974	$(274,588)	$5,386

See accompanying notes to the condensed consolidated financial statements.

SPRUCE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(52,501)	$(24,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,662	882
Depreciation and amortization	1,621	16
Non-cash lease expense	216	199
Change in fair value of warrant and conversion option liabilities	(881)	(517)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	397	1,606
Other assets	(486)	—
Accounts payable	1,789	91
Accrued expenses and other current liabilities	2,835	(4,310)
Other liabilities	(264)	(518)
Net cash used in operating activities	(44,612)	(26,871)
Cash flows from investing activities
Purchases of property and equipment	(145)	—
Net cash used in investing activities	(145)	—
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, gross	70,360	—
Proceeds from debt, gross	14,200	—
Proceeds from issuance of common stock related to employee stock purchase plan	2	3
Repayment of debt	—	(1,216)
Payment of debt and equity offering costs including deferred costs	(1,010)	—
Tax withholding payments on restricted stock units	(10)	—
Net cash provided by (used in) financing activities	83,542	(1,213)
Net increase (decrease) in cash, cash equivalents, and restricted cash	38,785	(28,084)
Cash, cash equivalents, and restricted cash at beginning of period	48,942	38,788
Cash, cash equivalents, and restricted cash at end of period	$87,727	$10,704
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$87,691	$10,669
Restricted cash, long-term (included in other assets)	36	35
Total cash, cash equivalents, and restricted cash	$87,727	$10,704
Supplemental cash flow data:
Cash paid for interest on term loan	$1,092	$65
Supplemental disclosure of non-cash investing and financing activities:
Allocation of debt to warrant liability for warrant and embedded conversion option	$7,566	$—
Reclassification of debt embedded conversion option to additional paid-in capital	$3,719	$—

See accompanying notes to the condensed consolidated financial statements.

SPRUCE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Principal Activities

Description of Business

Spruce Biosciences, Inc. (“Spruce” and together with its consolidated subsidiary, the “Company”) is a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for neurological disorders with significant unmet medical need. The Company is located in South San Francisco, California. Spruce was incorporated in the state of Delaware in April 2016 and its wholly-owned consolidated subsidiary, Adrenyx Biosciences, Inc. (“Adrenyx”) was incorporated in the state of Delaware in August 2026. Adrenyx was formed in connection with the Company’s separation of its CRHX-101 (formerly known as SPR202) program, as further described in Note 13.

August 2026 Private Placement

On August 7, 2026, the Company entered into a Stock Purchase Agreement with the National MPS Society and the Cure Sanfilippo Foundation (the “Purchasers”), pursuant to which the Company sold and issued to the Purchasers 121,203 shares of common stock in a private placement transaction. The purchase price was $45.38 per share of common stock. The total net proceeds to the Company, after deducting offering expenses payable by the Company, were $5.5 million. The proceeds will be used to partially fund the Company’s planned open-label, single-arm expanded access program to provide TA-ERT for the treatment of MPS IIIB in children.

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

Open Market Sales Agreement

In November 2025, the U.S. Securities and Exchange Commission (“SEC”) declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $300.0 million of the Company’s securities. Also, in March 2026, the Company entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which it may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of September 30, 2026, the Company has not issued any shares of common stock under the Sales Agreement.

Reverse Stock Split

Effective April 29, 2025, trading of the Company’s common stock on the Nasdaq Capital Market was suspended as a result of the Company’s ongoing failure to comply with the minimum bid price requirement under the Nasdaq Capital Market. As a result, the Company’s common stock began trading publicly on the over-the-counter market on April 29, 2025 under its symbol “SPRB”.

Subsequently on August 4, 2025, the Company effected a one-for-seventy-five (1:75) reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The Company’s common stock began trading on the OTCQB on a split-adjusted basis on August 7, 2025 (the “Split Effective Date”) under the ticker symbol “SPRBD”. The Company’s common stock resumed trading on the Nasdaq Capital Market on September 15, 2025 under the ticker symbol “SPRB”.

At the effective time of the Reverse Stock Split, every 75 shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in authorized common stock or par value per share. The Reverse Stock Split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the exercise of warrants, stock options and restricted stock units outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in the exercise price per share applicable to such warrants and stock options. No fractional shares were issued because of the Reverse Stock Split. Stockholders who were otherwise entitled to receive a fractional share received a cash payment in lieu thereof.

All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options), share prices, exercise prices and per share amounts contained in the financial statements have been retroactively adjusted in the financial statements to reflect this Reverse Stock Split for all periods presented.

Liquidity and Capital Resources

The Company has incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2026, the Company incurred a net loss of $52.5 million and used $44.6 million of cash in operations. As of September 30, 2026, the Company had an accumulated deficit of $341.7 million and does not expect positive cash flows from operations in the foreseeable future. The Company has funded its operations primarily through the issuance and sale of equity securities, debt and collaboration revenue.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Without alternative financing or proceeds from other strategic alternatives, the Company believes that based on its current operating plan, its cash and cash equivalents of $87.7 million as of September 30, 2026 will be insufficient to fund its planned operations and debt obligations for at least 12 months following the issuance date of these condensed consolidated financial statements. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern for at least 12 months following the issuance date of these condensed consolidated financial statements. In addition, the Avenue Loan Agreement contains a subjective acceleration clause. If Avenue were to declare an event of default, including on the basis of a material adverse effect, the outstanding obligations under the Avenue Loans could become immediately due and payable.

The Company’s ability to continue as a going concern will require the Company to raise additional capital to fund the Company’s operations and there can be no assurance that additional financing will be available to the Company or that such financing, if available, will be available on terms acceptable to the Company. In order to meet these additional cash requirements, the Company may seek to sell one or more priority review vouchers, if received, out-license rights to develop and commercialize its investigational product candidates, sell additional equity or issue debt, convertible debt or other securities that may result in dilution to its stockholders. If the Company raises additional funds through the issuance of debt or convertible debt securities, these securities could have rights senior to those of its shares of common stock and could contain covenants that restrict its operations. Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on its business, results of operations, financial condition and prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain notes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of Spruce and its wholly-owned subsidiary, Adrenyx. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 (“Annual Report”).

Prior year amounts relating to the change in fair value of warrant liability that were previously included in Interest and other income, net on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025 have been reclassified to conform to the current period presentation.

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

Global economic and business activities continue to face widespread macroeconomic and geopolitical uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs and related legal challenges, U.S. federal government shutdowns and the risk of future lapses in appropriations and uncertainty about economic stability. The Company continues to actively monitor the impact of these macroeconomic and geopolitical factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the condensed consolidated balance sheets.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel therapies for neurological disorders with significant unmet medical need. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in the United States of America.

The CODM assesses performance and decides how to allocate resources based on net loss. Net loss is used to monitor budget versus actual results. The measure of segment net loss and segment expenses is reported on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

Significant Accounting Policies

There have been no significant changes to the significant accounting policies during the nine months ended September 30, 2026, as compared to the significant accounting policies described in the Annual Report.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which intends to improve the navigability of the guidance in ASC 270 and clarify the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company expects that the adoption of ASU 2025-11 will not have a material impact on its financial statements and related disclosures.

In December 2025, the FASB issued Accounting Standards Update 2025-12, Codification Improvements (“ASU 2025-12”), which provides narrow-scope amendments to clarify, correct errors, and improve the consistency of various topics within the Accounting Standards Codification. The update addresses several technical issues, including refining diluted earnings per share calculations during loss periods. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$86,872	$86,872	$—	$—
Total	$86,872	$86,872	$—	$—
Financial liabilities:
Warrant liability	$2,966	$—	$2,966	$—
Total	$2,966	$—	$2,966	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	$48,458	$48,458	$—	$—
Total	$48,458	$48,458	$—	$—

The Company did not have any financial liabilities recorded at fair value as of December 31, 2025.

Debt

As of September 30, 2026, the Company estimated the fair value of the Avenue Loans (see Note 6) to be $12.0 million, based on Level 3 inputs, compared to a carrying value of $7.8 million. Although the Avenue Loans bear interest at a variable rate based in part on the prime rate, the 12.25% interest rate floor applied as of September 30, 2026.

Warrant and Conversion Option Liabilities

As of September 30, 2026, the Company classified its warrant liability as a Level 2 instrument as it was valued using the Black-Scholes option-pricing model using observable inputs. See Note 6 “Debt” for further information.

4. Balance Sheet Components

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development expenses	$7,923	$3,496
Accrued general and administrative expenses	1,364	3,556
Accrued compensation and benefits	2,346	1,774
Lease liabilities, current portion	345	317
Total accrued expenses and other current liabilities	$11,978	$9,143

Accrued research and development expenses were primarily related to manufacturing and clinical development.

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

The Avenue Loan Agreement makes available to the Company term loans in an aggregate principal amount of up to $50.0 million with (i) $15.0 million funded within 5 business days after the Avenue Closing Date (“Tranche 1”), (ii) up to $10.0 million to be made available to the Company between March 1, 2026 and September 30, 2026, subject to, among other things, the Company’s achievement of a key regulatory milestone related to the Company’s development of TA-ERT for the treatment of Sanfilippo Syndrome Type B (“MPS IIIB”) (“Tranche 2”) and (iii) up to $15.0 million to be made available to the Company between September 1, 2026 and March 31, 2027, subject to, among other things, the Company’s achievement of an additional key regulatory milestone with respect to the Company’s development of TA-ERT for the treatment of MPS IIIB (“Tranche 3”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 4” and collectively with Tranche 1, Tranche 2 and Tranche 3, the “Avenue Loans”), to be funded between October 1, 2027 and June 30, 2028, subject to, among other things, (i) the Company’s achievement of a certain commercial milestone and (ii) the mutual written agreement of the Company and the Lender (upon the Lender’s investment committee approval). The Avenue Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.25% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Avenue Loans are secured by a lien upon and security interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Avenue Loans is July 1, 2029 (the “Avenue Maturity Date”). The Avenue Loan Agreement does not contain any minimum cash requirement or other financial covenants. As of September 30, 2026, the stated interest rate of the Avenue Loans was 12.25%. As of September 30, 2026, no amounts had been drawn under Tranche 2, and the original availability period for Tranche 2 expired on September 30, 2026. In November 2026, the Company amended the Avenue Loan Agreement to, among other things, increase and extend the availability of Tranche 2 and amend the terms of Tranche 3 (see Note 13).

The Company will make interest only payments on the Avenue Loans until the 12-month anniversary of the Avenue Closing Date, subject to (i) a 6-month extension, so long as at least $5.0 million from Tranche 2 has been funded and (ii) an additional 12-month extension if the Company achieves the Tranche 3 milestone. The Avenue Loans principal is repayable in equal monthly installments from the end of interest only period to the Avenue Maturity Date. Because no portion of Tranche 2 was funded as of September 30, 2026, the 6-month extension of the interest-only period under the original terms of the Avenue Loan Agreement was not available as of that date. Pursuant to the amendment described in Note 13, the interest-only period was extended through March 31, 2027, and, unless the interest-only period is further extended, monthly principal payments will commence in April 2027.

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

The Avenue Loan Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Avenue Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Avenue Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law. As of September 30, 2026, the Company was in compliance with all covenants under the Avenue Loan Agreement.

The Avenue Loan Agreement includes a subjective acceleration clause under which the Agent may declare an event of default upon the occurrence of circumstances that could reasonably be expected to have a material adverse effect, as defined in the agreement. As of the issuance date of these condensed consolidated financial statements, Avenue has not declared an event of default, and the Company has determined that acceleration under this provision is not probable. Accordingly, the Avenue Loans continue to be classified based on their scheduled repayment terms. If Avenue were to determine that a material adverse effect has occurred, all outstanding obligations could become immediately due and payable.

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

As of September 30, 2026, the carrying value of the Avenue Loans was $7.8 million, consisting of the outstanding principal under Tranche 1 of $15.0 million, plus the Avenue Final Payment of $1.6 million, less unamortized debt discount and costs of $8.8 million, which are being amortized using the effective interest method over the life of the Avenue Loans.

For the three and nine months ended September 30, 2026, interest expense on the Avenue Loans was $1.2 million and $3.0 million, respectively, consisting of contractual interest of $0.5 million and $1.4 million and amortization of debt discount and issuance costs of $0.7 million and $1.6 million.

As of September 30, 2026, future payments of principal and interest of the Avenue Loans are as follows (in thousands):

Year ending December 31,
2026 (remaining 3 months)	$470
2027	7,020
2028	6,778
2029	5,207
Total	$19,475
Less: interest	(2,875)
Debt, gross	$16,600
Less: unamortized debt discount and costs	(8,778)
Less: debt, current portion	(4,000)
Debt, net of current portion	$3,822

Avenue Warrant

On March 9, 2026, in connection with the Avenue Loans, the Company issued to the Lender a warrant (the “Avenue Warrant”) to purchase up to $3.2 million worth of shares of the Company’s common stock. Prior to the issuance of the Avenue Warrant, the Lender was entitled to receive a payment of $6.4 million in the event a change of control had occurred prior to the issuance of the Avenue Warrant (the “Success Fee”). The obligation to pay the Lender the Success Fee terminated upon the issuance of the Avenue Warrant. In November 2026, the Company amended the Avenue Warrant to increase the number of shares of the Company’s common stock issuable pursuant to the Avenue Warrant by 5,000 shares. The Avenue Warrant will expire on March 31, 2031 (the “Avenue Warrant Expiration Date”) and has an exercise price equal to $50.00 per share, provided that any exercise of such Avenue Warrant is subject to certain beneficial ownership limitations. In addition, upon a change of control, the Lender is entitled to receive the shares of the Company’s common stock underlying the Avenue Warrant without payment of the exercise price.

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

Avenue Warrant Liability

Although the Avenue Warrant was not legally issued until March 9, 2026 (the “Avenue Warrant Issue Date”), the Avenue Warrant was considered issued and outstanding as of the Avenue Closing Date for accounting purposes. The Avenue Warrant met the criteria for a derivative classification under ASC 815. As of the Avenue Closing Date, the Avenue Warrant did not have a fixed number of shares to be issued and therefore did not qualify for equity classification and was accounted for as a derivative liability at an initial fair value of $3.8 million using a Monte Carlo simulation model, with changes in fair value recognized on the condensed consolidated statements of operations and comprehensive loss.

Upon legal issuance of the Avenue Warrant on March 9, 2026, the shares into which the Avenue Warrant will be issued became fixed and therefore the Company reassessed its accounting treatment under ASC 815-40-15-7 using the prescribed two-step analysis. The Company concluded that Section 4.3 of the Avenue Warrant, which provides for automatic exchange of the Avenue Warrant for a fixed number of shares without payment of the exercise price upon a change of control, precludes the Avenue Warrant from being considered indexed to the Company’s own stock under Step 2 of ASC 815-40-15-7C through 7E. As such, the Avenue Warrant remains a derivative liability and was remeasured to fair value with changes in fair value recognized on the condensed consolidated statements of operations and comprehensive loss.

Following the April 2026 Public Offering (see Note 1), the valuation method for the Avenue Warrant was changed from the Monte Carlo simulation model to the Black-Scholes option-pricing model. The Monte Carlo simulation model previously incorporated uncertainty regarding the exercise price and number of shares issuable under a financing-related reset provision. Upon completion of the April 2026 Public Offering, that contingency was resolved, establishing an exercise price of $50.00 per share and 64,000 shares issuable upon exercise. Given the resolution of this contingency and the Company’s assessment that the remaining contingent settlement provisions did not materially affect fair value, the Company determined that the Black-Scholes option-pricing model appropriately reflected the Avenue Warrant’s remaining terms and market participant assumptions.

Avenue Conversion Option

As discussed above, the Avenue Conversion Option allows the Lender to convert up to $4.0 million of the outstanding principal of the Avenue Loans at a price of $60.00 per share. At inception on the Avenue Closing Date, this feature was initially accounted for as an embedded derivative liability due to variable settlement terms at an initial fair value of $3.7 million using a Monte Carlo simulation model, with changes in fair value recognized on the condensed consolidated statements of operations and comprehensive loss.

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

The Avenue Warrant and Avenue Conversion Option were measured using a Monte Carlo simulation model at the grant and issue dates and the Avenue Warrant was measured using the Black-Scholes option-pricing model at September 30, 2026 with the following inputs as of the periods noted:

	Avenue Warrant		Avenue Conversion Option
	Grant Date	Quarter End	Grant Date	Issue Date
	1/7/2026	9/30/2026	1/7/2026	3/9/2026
Warrant exercise price / Conversion price max	$89.21	$50.00	$4,000,000	$4,000,000
Expected term (in years)	5.1	4.5	3.5	3.3
Expected stock price volatility	178.8%	184.2%	178.8%	179.3%
Risk-free interest rate	3.7%	5.1%	3.7%	3.7%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

The following table provides a roll forward of the aggregate fair value of the Company’s warrant and conversion option liability (in thousands):

	Avenue Warrant	Avenue Conversion Option	Total
Fair value as of December 31, 2025	$—	$—	$—
Grant date fair value	3,819	3,747	7,566
Change in fair value	(853)	(28)	(881)
Reclass to additional paid-in capital	—	(3,719)	(3,719)
Fair value as of September 30, 2026	$2,966	$—	$2,966

As of September 30, 2026, 64,000 shares of common stock remain issuable under the Avenue Warrant at an exercise price of $50.00 and the Avenue Conversion Option, under which up to 66,667 shares of common stock are issuable, has not been exercised. Subsequently in November 2026, the shares of common stock issuable under the Avenue Warrant increased by 5,000 shares (see Note 13).

7. License Agreements

BioMarin Pharmaceutical, Inc.

On October 4, 2024, the Company entered into that certain Asset Purchase Agreement (the “Allievex Purchase Agreement”) with AVX (ABC), LLC, a Delaware limited liability company, in its sole and limited capacity as the assignee for the benefit of creditors of Allievex Corporation (“Allievex”). Pursuant to the Allievex Purchase Agreement, the Company acquired all intellectual property and inventory relating to Allievex’s product candidates and that certain Exclusive License Agreement, by and between BioMarin Pharmaceutical Inc. (“BioMarin”) and Allievex, dated October 22, 2019 (the “BioMarin License Agreement”).

As consideration, the Company paid $5.0 million to Allievex in November 2024. The Company also assumed certain liabilities of Allievex of $7.8 million, which have been fully paid as of September 30, 2026. The Company also recorded an estimated receivable of $2.6 million in other current assets on the balance sheet related to the completed Allievex bankruptcy proceedings which was fully collected by the Company in January 2026.

The Company also assumed the obligations of Allievex to pay BioMarin up to $25.5 million for the first MPS IIIB product and up to an aggregate of $100.0 million per licensed product upon the achievement of certain sales milestones. In addition, the Company is required to pay to BioMarin certain high-single digit to low-double digit tiered royalties on aggregate annual net sales of licensed MPS IIIB products during the applicable royalty term, subject to certain customary reductions and floors. No amounts were paid by the Company to BioMarin nor were any due as of September 30, 2026.

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

HBM Alpha Therapeutics, Inc.

On January 15, 2025, the Company entered into a collaboration and license agreement (the “HBM License Agreement”) with HBM Alpha Therapeutics, Inc. (“HBM”). Under the terms of the HBM License Agreement, HBM granted the Company an exclusive (outside of mainland China, Taiwan, Hong Kong and Macau), royalty-bearing and sublicensable license to certain technology, patent rights, manufacturing rights, know-how, and proprietary materials relating to CRHX-101, an anti-corticotropin-releasing hormone monoclonal antibody (“CRHX-101”).

As consideration, the Company made a one-time upfront payment to HBM of $5.0 million in February 2025. Additionally, in January 2025, the Company issued pre-funded warrants to HBM and its affiliates that in total were to be equal to 4.99% of the Company’s outstanding common stock as of the date of exercise of such pre-funded warrants. In June 2025, the Company amended the pre-funded warrants to extend the exercise period to December 2025. In December 2025, these pre-funded warrants were fully exercised.

The Company concluded that the rights acquired under the HBM License Agreement have no alternative future use. Therefore, the consideration paid of $5.0 million, along with the initial fair value of the pre-funded warrants issued of $0.7 million, was recognized as acquired in-process research and development expense, which was reported as a component of research and development expense for the nine months ended September 30, 2025.

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

In connection with the Separation and planned Distribution described in Note 13, the Company assigned the HBM License Agreement to Adrenyx.

8. Commitments and Contingencies

The Company’s industry is characterized by frequent claims and litigation, including claims regarding intellectual property. As a result, the Company may be subject to various legal proceedings from time to time. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. As of September 30, 2026, the Company was not subject to any material legal proceedings and management is not aware of any pending or threatened litigation that, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company enters into contracts in the normal course of business with third-party contract manufacturing organizations and CROs for clinical trials, nonclinical studies, drug substance and product manufacturing and other services for operating purposes. These contracts are generally cancelable by the Company upon prior written notice after a certain period, except for certain contracts with contract manufacturing organizations containing minimum purchase obligations. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of the Company’s service providers, up to the date of cancellation. As of September 30, 2026, total noncancelable obligations under these arrangements were $22.1 million.

9. Capital Structure

Common Stock

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 200,000,000 shares of common stock $0.0001 par value per share. Holders of common stock are entitled to dividends if and when declared by the board of directors of the Company. The holder of each share of common stock is entitled to one vote. As of September 30, 2026, no dividends were declared.

Common stock reserved for future issuance, on an as converted basis, consisted of the following:

	September 30,	December 31,
	2026	2025
Common stock warrants, issued and outstanding	233,147	169,147
Stock options, issued and outstanding	49,174	42,421
Restricted stock units, issued and outstanding	147,584	47,200
Shares available for future issuance under 2020 Equity Incentive Plan	37,380	19,715
Shares available for future issuance under 2020 Employee Stock Purchase Plan	17,882	12,531
Shares available for future issuance under 2026 Inducement Plan	40,400	—
Shares issuable upon conversion of the Avenue Conversion Option	66,667	—
Total shares reserved	592,234	291,014

10. Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$344	$44	$733	$(254)
General and administrative	758	371	1,929	1,136
Total stock-based compensation expense	$1,102	$415	$2,662	$882

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2026, the Company granted 103,550 RSUs with a weighted-average grant date fair value of $67.12 per unit, of which 36,900 RSUs are subject to performance-based vesting conditions related to the satisfaction of a regulatory milestone. As of September 30, 2026, the Company had 38,920 RSUs outstanding subject to performance-based vesting conditions, of which none are considered probable of achievement.

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(24,006)	$(8,212)	$(52,501)	$(24,320)
Denominator:
Weighted-average shares of common stock outstanding	2,821,316	563,066	2,214,382	589,520
Net loss per share, basic and diluted	$(8.51)	$(14.58)	$(23.71)	$(41.25)

Weighted-average shares of common stock outstanding during the periods presented include any outstanding pre-funded warrants. Basic net loss per share was the same as diluted net loss per share for all periods as the inclusion of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations were as follows:

	September 30,
	2026	2025
Shares subject to outstanding common stock warrants	233,147	169,147
Shares subject to outstanding common stock options	49,174	40,034
Shares subject to outstanding RSUs	147,584	25,512
Estimated shares issuable under the 2020 Employee Stock Purchase Plan	2,086	1,388
Shares issuable upon conversion of the Avenue Conversion Option	66,667	—
Total	498,658	236,081

12. Related Party Transactions

Effective December 20, 2024, Kirk Ways, M.D., a member of the board of directors, began serving as the Company’s interim Chief Medical Officer pursuant to a consulting agreement and served in such role until July 27, 2026, when Adrian Quartel, M.D., FFPM, was appointed as the Company’s Chief Medical Officer. Following such appointment, Dr. Ways continued to provide consulting services to the Company. During the nine months ended September 30, 2026 and 2025, the Company recognized compensation expense of $0.9 million and $0.3 million, respectively, related to services provided by Dr. Ways, which is included in research and development expenses on the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2026, the Company accrued compensation expense of $0.1 million related to such services, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

13. Subsequent Events

The Company has evaluated subsequent events through the date on which these condensed consolidated financial statements were issued.

Separation and Distribution

On November 6, 2026, the Company’s board of directors approved a plan to separate and contribute the Company’s CRHX-101 program into Adrenyx (the “Separation”). Also on November 6, 2026, the Company and Adrenyx entered into a series of agreements, including a separation and distribution agreement (the “Separation Agreement”) and a transition services agreement (the “Transition Services Agreement”). Pursuant to the Separation Agreement, among other things, the Company contributed to Adrenyx certain assets and liabilities relating to the CRHX-101 program as part of the Separation, including assignment of the HBM License Agreement. The Separation Agreement sets forth the conditions to, and the procedures for effecting, the distribution of all of the outstanding shares of Adrenyx common stock to the Company’s stockholders on a pro rata basis (the “Distribution”), subject to approval by the Company’s board of directors.

The Company will provide certain services to Adrenyx for a period of up to 12 months following the Distribution, subject to extension, compensated by Adrenyx as provided in the Transition Services Agreement.

Approval by the Company’s stockholders is not required as a condition to the consummation of the Distribution and there can be no assurance that the Distribution will be completed on the anticipated timeline, on the anticipated terms or at all.

Adrenyx’s Secured Convertible Notes

On November 6, 2026, Adrenyx entered into a secured convertible note purchase agreement (the “Note Purchase Agreement”) with a leading institutional biotechnology investor, pursuant to which Adrenyx may issue secured convertible promissory notes in an aggregate principal amount of up to $10.0 million, of which $5.0 million in aggregate principal amount was issued at the initial closing (the “Initial Adrenyx Notes”). The Initial Adrenyx Notes bear cash interest at 6% per annum, mature on the twelve-month anniversary of the initial closing and are automatically convertible into Conversion Securities (as defined in the Note Purchase Agreement, and which may include shares of Adrenyx’s common stock or other securities) upon the closing of a qualified equity financing raising aggregate gross proceeds of $37.5 million to investors, at a conversion price equal to 90% of the per-unit price issued to investors in such financing, or certain other financings of Adrenyx. Subject to certain terms and conditions set forth in the Note

Purchase Agreement, including consent of such investor, Adrenyx may issue up to an additional $5.0 million of secured convertible promissory notes under the Note Purchase Agreement on the same terms as the Initial Adrenyx Notes (collectively, the “Adrenyx Notes”). Adrenyx is required to use the proceeds of the Adrenyx Notes to develop and commercialize the CRHX-101 program and for its other general corporate purposes, and the Company is not permitted to use any such proceeds to fund its own operations. The Adrenyx Notes are secured by substantially all assets of Adrenyx. The Adrenyx Notes are not secured by any assets of the Company or guaranteed by the Company. The Note Purchase Agreement contains customary negative covenants, including restrictions on the incurrence of additional indebtedness, the granting of additional liens, the payment of dividends and the consummation of certain transactions, in each case without the prior written consent of the holders of a majority-in-interest of the aggregate principal amount of the Adrenyx Notes. The Note Purchase Agreement also includes certain customary events of default, including payment defaults, breach of covenants and certain insolvency events of Adrenyx. Upon the occurrence of an event of default, the holders of the Adrenyx Notes may accelerate the outstanding amounts thereunder and the collateral agent may enforce its rights against the collateral.

Amendment to Avenue Loan Agreement

On November 6, 2026, the Company entered into an amendment to the Avenue Loan Agreement (the “Avenue Amendment”), which, among other things, (i) increased the amount available under Tranche 2 to up to $15.0 million, which may be drawn in a minimum amount of $5.0 million and in increments of $2.5 million between January 1, 2027 and March 31, 2027, subject to the satisfaction of certain conditions and to earlier expiration in certain circumstances; (ii) amended Tranche 3 to be available between July 1, 2027 and December 31, 2027, made Tranche 3 discretionary and subject to the approval of the Lender’s investment committee at the time of any draw, and provided that the amount of Tranche 3 will be reduced by the amount of any Tranche 2 borrowings in excess of $10.0 million, such that the aggregate commitment amount under Tranche 1, Tranche 2 and Tranche 3 remains unchanged; and (iii) extended the interest-only period through March 31, 2027 and provided that the interest-only period may be further extended through October 31, 2027 (an interest-only period of 21 months, compared to 18 months under the original terms of the Avenue Loan Agreement) and, thereafter, through October 31, 2028 (an interest-only period of 33 months), in each case subject to the satisfaction of certain conditions. In connection with the Avenue Amendment, which also included Avenue’s consent to the Separation, including the release of Avenue’s lien on the assets contributed to Adrenyx, the Company amended the Avenue Warrant to increase the number of shares of common stock issuable thereunder by 5,000 shares, with no change to the exercise price of $50.00 per share. Also in connection with the Avenue Amendment, Adrenyx issued a warrant to Avenue for 69,000 shares of Adrenyx common stock (the “Adrenyx Avenue Warrant”) at an exercise price of the lower of $17.53 or the lowest effective price per share of any equity offering of Adrenyx’s common stock after the warrant’s issuance and prior to June 30, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our audited financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (the “Annual Report”). Unless otherwise indicated, all references in this Quarterly Report to “Spruce,” the “company,” “we,” “our,” “us” or similar terms refer to Spruce Biosciences, Inc. and its consolidated subsidiary.

Forward-Looking Statements

In addition to historical financial information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based upon current expectations and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

Forward-looking statements include, but are not limited to, statements regarding: the timing of our planned biologics license application (“BLA”) submission for TA-ERT and the potential for, and timing of, U.S. Food and Drug Administration (“FDA”) acceptance, priority review and accelerated approval; the initiation, design, enrollment and timing of our planned TrAnsform confirmatory study and expanded access program; our manufacturing and supply plans; the anticipated commercial launch of TA-ERT, if approved; our potential receipt and sales of one or more priority review vouchers; the Separation of Adrenyx and the planned Distribution and its anticipated timing and benefits; the availability of additional funding under the Avenue Loan Agreement, as amended; our expected cash needs, funding requirements and ability to continue as a going concern; and the effects of tariffs and macroeconomic conditions on our business. Forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing novel therapies for neurological disorders with significant unmet medical need. We focus on diseases with high unmet medical need and clear biology for treatment, for which there are either no approved therapies treating the underlying disease or suboptimal treatment options. We were incorporated in April 2016. In November 2026, we entered into a separation and distribution agreement (the “Separation Agreement”) to separate our CRHX-101 (formerly SPR202) program into Adrenyx Biosciences, Inc. (“Adrenyx”), our wholly-owned subsidiary, and to distribute all outstanding shares of Adrenyx to our stockholders. See “Separation of Adrenyx and Planned Distribution” below.

Since inception, we have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting nonclinical and clinical development of, and manufacturing development for, our product candidates. Since November 2024 we have shifted our focus to the development of tralesinidase alfa enzyme replacement therapy (“TA-ERT”), an investigational treatment for mucopolysaccharidosis type IIIB (“MPS IIIB”), or Sanfilippo Syndrome Type B. In October 2025, TA-ERT received breakthrough therapy designation from the FDA for the treatment of Sanfilippo Syndrome Type B. TA-ERT has also received Rare Pediatric Disease Designation and Fast Track Designation from the FDA and Orphan Drug Designation in the United States and the European Union (“EU”). We anticipate submitting a BLA seeking accelerated approval of TA-ERT for the treatment of Sanfilippo Syndrome Type B in December 2026. In the second quarter of 2026, we completed two pre-BLA meetings with the FDA, in which the FDA generally agreed with our proposed approach to the overall content and format of the BLA and indicated that our analytical comparability strategies following the transfer of TA-ERT manufacturing to a global biologics contract manufacturer appeared reasonable to support the BLA. We completed the first drug product process performance qualification (“PPQ”) batch in July 2026 and expect to complete the second PPQ batch in December 2026. Currently, there is no FDA-approved therapy for the treatment of MPS IIIB, and disease management consists of limited palliative care.

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

Since inception, we have incurred significant losses and negative cash flows from operations. During the nine months ended September 30, 2026 and 2025, we incurred net losses of $52.5 million and $24.3 million, respectively, and used $44.6 million and $26.9 million of cash in operations, respectively. As of September 30, 2026, we had an accumulated deficit of $341.7 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant and increasing losses for the foreseeable future, and our net losses may fluctuate significantly from period to period, depending on the timing of expenditures on our planned research and development activities.

As of September 30, 2026, we had cash and cash equivalents of $87.7 million. Since inception through September 30, 2026, we have raised aggregate gross proceeds of $432.6 million, including $103.5 million from our initial public offering in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $109.1 million from private placement financings (including the August 2026 private placement), $69.0 million from the April 2026 underwritten public offering, $20.0 million from the issuance of debt, and $15.0 million upfront payment from Kaken Pharmaceutical Co., Ltd. received in April 2023.

Without alternative financing or proceeds from other strategic alternatives, we believe that based on our current operating plan, our cash and cash equivalents of $87.7 million as of September 30, 2026 will be insufficient to fund our planned operations and debt obligations for at least 12 months following the issuance date of these condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
•
advance TA-ERT through our planned TrAnsform confirmatory study (a randomized, single-blind, parallel-group, controlled, multicenter study of TA-ERT evaluating the safety, tolerability and efficacy of intracerebroventricular (“ICV”)-administered TA-ERT compared to standard of care in children 1 to 5 years of age with severe (non-attenuated) MPS IIIB, which the FDA has indicated must be initiated during its review of our BLA as a condition of potential accelerated approval) and expanded access program (under an intermediate-size population expanded access protocol). The TrAnsform confirmatory study, which is on track to initiate in December 2026, is expected to enroll approximately 14 participants. The expanded access program initiated in November 2026, and is expected to enroll approximately 10 participants;
•
expand manufacturing capacity to accommodate anticipated global demand of TA-ERT, if approved, for the treatment of MPS IIIB;
•
implement operational, financial, and management information systems;
•
hire additional personnel; and
•
obtain, maintain, expand, and protect our intellectual property portfolio.

In November 2025, the SEC declared effective a registration statement on Form S-3 (the “Shelf Registration”), covering the sale of up to $300.0 million of our securities. Also, in March 2026, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of September 30, 2026, we have not issued any shares of common stock under the Sales Agreement.

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

On August 7, 2026, we entered into a Stock Purchase Agreement with the National MPS Society and the Cure Sanfilippo Foundation (the “Purchasers”), pursuant to which we sold and issued to the Purchasers 121,203 shares of common stock in a private placement transaction. The purchase price was $45.38 per share of common stock. The net proceeds to us, after deducting offering expenses payable by us, were $5.5 million. The proceeds will be used to partially fund our planned open-label, single-arm expanded access program to provide TA-ERT for the treatment of MPS IIIB in children.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, declines in economic growth, tariffs and related legal challenges, U.S. federal government shutdowns and the risk of future lapses in appropriations, and uncertainty about economic stability.

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

Separation of Adrenyx and Planned Distribution

On November 6, 2026, our board of directors approved a plan to separate our CRHX-101 program into Adrenyx (the “Separation”) and we and Adrenyx entered into a separation and distribution agreement. We currently intend to distribute all of the outstanding shares of Adrenyx common stock to our stockholders on a pro rata basis (the “Distribution”), in a transaction that is intended to result in two independent public companies, although our board of directors has not yet approved the Distribution or set a record date for the Distribution. This transaction is intended to enable Adrenyx to pursue distinct strategic priorities, establish independent capital structures and offer investors separate investment opportunities.

Also on November 6, 2026, Adrenyx entered into a secured convertible note purchase agreement with a leading institutional biotechnology investor, pursuant to which Adrenyx may issue secured convertible promissory notes in an aggregate principal amount of up to $10.0 million, of which $5.0 million in aggregate principal amount was issued at the initial closing and which are secured by substantially all assets of Adrenyx. Adrenyx is required to use the proceeds of these notes to develop and commercialize the CRHX-101 program and for its other general corporate purposes. The Company is not permitted to use any such proceeds to fund its own operations, and these notes are neither secured by any assets of the Company nor guaranteed by the Company. The notes are automatically convertible into Conversion Securities upon the closing of a qualified equity financing raising aggregate gross proceeds of $37.5 million, at a conversion price equal to 90% of the per-unit price issued to investors in such financing, or certain other financings of Adrenyx.

In connection with the Separation, we will provide certain services to Adrenyx for a period of up to 12 months following the Distribution, subject to extension, compensated by Adrenyx as provided in the transition services agreement. The Distribution is expected to be completed in the first half of 2027, with a private placement of Adrenyx equity securities expected to be completed in connection with the Distribution, subject to the satisfaction or waiver of certain conditions. See Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

The Avenue Loan Agreement makes available to us term loans in an aggregate principal amount of up to $50.0 million with (i) $15.0 million funded within 5 business days after the Avenue Closing Date (“Tranche 1”), (ii) up to $10.0 million to be made available to us between March 1, 2026 and September 30, 2026, subject to, among other things, our achievement of a key regulatory milestone related to our development of TA-ERT for the treatment of MPS IIIB (“Tranche 2”) and (iii) up to $15.0 million to be made available to us between September 1, 2026 and March 31, 2027, subject to, among other things, our achievement of an additional key regulatory milestone with respect to our development of TA-ERT for the treatment of MPS IIIB (“Tranche 3”). The Lender may make additional term loans of up to an additional $10.0 million (the “Discretionary Tranche 4” and collectively with Tranche 1, Tranche 2 and Tranche 3, the “Avenue Loans”), to be funded between October 1, 2027 and June 30, 2028, subject to, among other things, (i) our achievement of a certain commercial milestone and (ii) the mutual written agreement of us and the Lender (upon the Lender’s investment committee approval). The Avenue Loans bear interest at an annual rate equal to the greater of (x) the sum of 5.25% plus the prime rate as reported in The Wall Street Journal and (y) 12.25%. The Avenue Loans are secured by a lien on and security interest in all of our assets, including intellectual property, subject to agreed exceptions. The maturity date of the Avenue Loans is July 1, 2029 (the “Avenue Maturity Date”). The Avenue Loan Agreement does not contain any minimum cash requirement or other financial covenants. As of September 30, 2026, the outstanding principal was $15.0 million under Tranche 1. No amounts had been drawn under Tranche 2 as of September 30, 2026, and the original availability period for Tranche 2 expired on September 30, 2026.

We will make interest only payments on the Avenue Loans until the 12-month anniversary of the Avenue Closing Date, subject to (i) a 6-month extension, so long as at least $5.0 million from Tranche 2 has been funded and (ii) an additional 12-month extension if we achieve the Tranche 3 milestone. The Avenue Loan principal is repayable in equal monthly installments from the end of interest only period to the Avenue Maturity Date. Because no portion of Tranche 2 was funded as of September 30, 2026, the 6-month extension of the interest-only period under the original terms of the Avenue Loan Agreement was not available as of that date. Pursuant to the Avenue Amendment described below, the interest-only period was extended through March 31, 2027, and, unless the interest-only period is further extended, monthly principal payments will commence in April 2027.

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

The Avenue Loan Agreement contains customary representations, warranties and covenants, including covenants by us limiting, among other things, additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. The Avenue Loan Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on us. After the occurrence of an event of default, the Agent may (i) accelerate payment of all obligations, impose an increased rate of interest, and terminate the Lender’s commitments under the Avenue Loan Agreement and (ii) exercise any other right or remedy provided by contract or applicable law, including a foreclosure on our assets.

The Avenue Loan Agreement includes a subjective acceleration clause under which the Agent may declare an event of default upon the occurrence of circumstances that could reasonably be expected to have a material adverse effect, as defined in the agreement. As of the issuance date of these condensed consolidated financial statements, Avenue has not declared an event of default, and we have determined that acceleration under this provision is not probable. Accordingly, the Avenue Loans continue to be classified based on their scheduled repayment terms. If Avenue were to determine that a material adverse effect has occurred, all outstanding obligations could become immediately due and payable.

Amendment to Avenue Loan Agreement

On November 6, 2026, we entered into an amendment to the Avenue Loan Agreement (the “Avenue Amendment”), which, among other things, (i) increased the amount available under Tranche 2 to up to $15.0 million, which may be drawn in a minimum amount of $5.0 million and in increments of $2.5 million between January 1, 2027 and March 31, 2027, subject to the satisfaction of certain conditions and to earlier expiration in certain circumstances; (ii) amended Tranche 3 to be available between July 1, 2027 and December 31, 2027, made Tranche 3 discretionary and subject to the approval of the Lender’s investment committee at the time of any draw, and provided that the amount of Tranche 3 will be reduced by the amount of any Tranche 2 borrowings in excess of $10.0 million, such that the aggregate commitment amount under Tranche 1, Tranche 2 and Tranche 3 remains unchanged; and (iii) extended the interest-only period through March 31, 2027 and provided that the interest-only period may be further extended through October 31, 2027 (an interest-only period of 21 months, compared to 18 months under the original terms of the Avenue Loan Agreement) and, thereafter, through October 31, 2028 (an interest-only period of 33 months), in each case subject to the satisfaction of certain conditions. In connection with the Avenue Amendment, which also included Avenue’s consent to the Separation, including the release of Avenue’s lien on the assets contributed to Adrenyx, we amended that certain warrant to purchase up to $3.2 million worth of shares of the Company’s common stock issued to Avenue on March 9, 2026 (the “Avenue Warrant”) to increase the number of shares of common stock issuable thereunder by 5,000 shares, with no change to the exercise price of $50.00 per share. Also in connection with the Avenue Amendment, Adrenyx issued a warrant to Avenue for 69,000 shares of Adrenyx common stock (the

“Adrenyx Avenue Warrant”) at an exercise price of the lower of $17.53 or the lowest effective price per share of any equity offering of Adrenyx’s common stock after the warrant’s issuance and prior to June 30, 2027.

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
o
nonclinical studies—expenses associated with nonclinical studies and clinical pharmacology;
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

To date, these expenses have been incurred primarily to develop TA-ERT. We expect that these expenses will primarily consist of personnel costs, expenses for the conduct of clinical trials, manufacturing costs for clinical drug supply, and in-process research and development. We expect that significant additional spending will be required to progress TA-ERT through clinical development and potential regulatory approval and advancing our other investigational product candidates through clinical and nonclinical development.

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

Results of Operations

Comparisons of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$18,133	$5,011	$13,122	$37,871	$15,418	$22,453
General and administrative	5,848	3,218	2,630	14,609	9,995	4,614
Total operating expenses	23,981	8,229	15,752	52,480	25,413	27,067
Loss from operations	(23,981)	(8,229)	(15,752)	(52,480)	(25,413)	(27,067)
Interest expense	(1,201)	(19)	(1,182)	(2,972)	(84)	(2,888)
Interest and other income, net	819	138	681	2,070	660	1,410
Change in fair value of warrant and conversion option liabilities	357	(102)	459	881	517	364
Net loss	$(24,006)	$(8,212)	$(15,794)	$(52,501)	$(24,320)	$(28,181)

Research and Development Expenses

The following table sets forth research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
External expenses:
Clinical development	$5,544	$1,661	$3,883	$13,676	$8,992	$4,684
Manufacturing	10,257	2,678	7,579	18,631	2,576	16,055
Other research and development	416	101	315	1,044	514	530
Internal expenses:
Personnel	1,868	527	1,341	4,370	3,121	1,249
Facilities and other	48	44	4	150	215	(65)
Total research and development expenses	$18,133	$5,011	$13,122	$37,871	$15,418	$22,453

Research and development expenses increased by $13.1 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in clinical development expenses of $3.9 million was primarily related to increased expenses for TA-ERT of $4.4 million, offset by the discontinuation of the tildacerfont CAH development program of $0.5 million. The increase in manufacturing expenses of $7.6 million was primarily related to TA-ERT. There was also an increase in personnel related costs of $1.3 million, of which $0.3 million was related to an increase in stock-based compensation expense.

Research and development expenses increased by $22.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in clinical development expenses of $4.7 million was primarily related to increased expenses for TA-ERT of $14.0 million, offset by lower one-time product acquisition related costs of $5.7 million for CRHX-101 and the discontinuation of the tildacerfont CAH development program of $3.5 million. The increase in manufacturing expenses of $16.1 million was primarily related to TA-ERT. There was also an increase in personnel related costs of $1.2 million, of which $1.0 million was related to an increase in stock-based compensation expense.

We anticipate that research and development expenses will increase into the foreseeable future as we advance TA-ERT through an anticipated biologics license application submission in December 2026 and potential FDA approval.

For a description of the terms of our license agreements, see Note 7 to our unaudited condensed consolidated financial statements “License Agreements” presented elsewhere in this Quarterly Report.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in personnel related costs of $1.4 million, of which $0.4 million was related to an increase in stock-based compensation expense, and an increase in professional fees of $1.1 million, of which $0.8 million was related to the planned separation of the CRHX-101 program.

General and administrative expenses increased by $4.6 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in personnel related costs of $2.4 million, of which $0.8 million was related to an increase in stock-based compensation expense, and an increase in professional fees of $1.9 million, of which $0.8 million was related to the planned separation of the CRHX-101 program.

Interest Expense

Interest expense increased by $1.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and increased by $2.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to an increase in our debt and its related interest rate and an increase in the related amortization of debt discount and issuance costs.

Interest and Other Income, Net

Interest and other income, net increased by $0.7 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and increased by $1.4 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher money market fund balances.

Change in Fair Value of Warrant and Conversion Option Liabilities

Change in fair value of warrant and conversion option liabilities increased by $0.5 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and increased by $0.4 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. In the prior periods, the change in fair value was for pre-funded warrants issued to HBM Alpha Therapeutics, Inc. In the current periods, the change in fair value relates to warrants and the conversion option under the Avenue Loan Agreement.

Liquidity and Capital Resources

Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $341.7 million and $289.2 million, respectively. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $87.7 million and $48.9 million, respectively.

Since inception through September 30, 2026, we have raised aggregate gross proceeds of $432.6 million, including $103.5 million from our initial public offering in October 2020, $116.0 million from the sale of our redeemable convertible preferred stock, $109.1 million from private placement financings (including the August 2026 private placement), $69.0 million from the April 2026 underwritten public offering, $20.0 million from the issuance of debt, and $15.0 million upfront payment from Kaken Pharmaceutical Co., Ltd. received in April 2023.

On August 7, 2026, we entered into a Stock Purchase Agreement with the National MPS Society and the Cure Sanfilippo Foundation, pursuant to which we agreed to sell and issue 121,203 shares of our common stock in a private placement transaction. The purchase price per share was $45.38 per share. The net proceeds to us, after deducting offering expenses payable by us, were $5.5 million. The proceeds will be used to partially fund our expanded access program, which was initiated in November 2026.

Without alternative financing or proceeds from other strategic alternatives, we believe that based on our current operating plan, our cash and cash equivalents of $87.7 million as of September 30, 2026 will be insufficient to fund our planned operations and debt obligations for at least 12 months following the issuance date of these condensed consolidated financial statements included elsewhere in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern.

Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through sales of one or more priority review vouchers, if received, public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us.

Shelf Registration and Sales Agreement

In November 2025, the SEC declared effective the Shelf Registration covering the sale of up to $300.0 million of our securities. Also, in March 2026, we entered into the Sales Agreement with Jefferies, pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal (the “ATM Offering”). We have also filed a prospectus supplement with the SEC in connection with the ATM Offering under the Shelf Registration. Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market, the existing trading market for our common stock. As of September 30, 2026, we have not issued any shares of common stock pursuant to the Sales Agreement. We have agreed to pay Jefferies commissions for its services of acting as agent of 3.0% of the gross proceeds from the sale of the shares pursuant to the Sales Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights.

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

We may seek to raise capital through sales of one or more priority review vouchers, if received, equity or debt financings, collaborative agreements, potentially including agreements to out-license rights to develop and commercialize TA-ERT, or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

Material Cash Requirements

As of September 30, 2026, future payments of principal and interest on the Avenue Loans, which matures in July 2029, were $19.5 million. For a description of the terms of the Avenue Loans, including the Avenue Amendment, see the sections titled “Material Agreements — Loan Agreement with Avenue” and “Material Agreements — Amendment to Avenue Loan Agreement” above.

As of September 30, 2026, the total undiscounted lease payments for our non-cancelable operating lease for office space, which terminates in February 2028 unless renewed, was $0.5 million.

We enter into contracts in the normal course of business with third-party contract manufacturing organizations and CROs for clinical trials, nonclinical studies, drug substance and product manufacturing and other services for operating purposes. These contracts are generally cancelable by us upon prior written notice after a certain period, except for certain contracts with contract manufacturing organizations containing minimum purchase obligations. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. As of September 30, 2026, total noncancelable obligations under these arrangements were $22.1 million.

We have also entered into license and collaboration agreements under which we are obligated to make aggregate milestone payments upon the achievement of specified milestones as well as royalty payments. As of September 30, 2026, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. For a description of the terms of our license and collaboration agreements, see Note 7 to our unaudited condensed consolidated financial statements “License Agreements” presented elsewhere in this Quarterly Report.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(44,612)	$(26,871)	$(17,741)
Net cash used in investing activities	(145)	—	$(145)
Net cash provided by (used in) financing activities	83,542	(1,213)	84,755
Net increase (decrease) in cash, cash equivalents, and restricted cash	$38,785	$(28,084)	$66,869

Operating Activities

Net cash used in operating activities increased by $17.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to increased manufacturing and clinical development activities for TA-ERT offset by the receipt of $2.6 million related to the Allievex Purchase Agreement due to the completed Allievex bankruptcy proceedings.

For a description of the terms of our license agreements, see Note 7 to our unaudited condensed consolidated financial statements “License Agreements” presented elsewhere in this Quarterly Report.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was related to purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $83.5 million, consisting primarily of net proceeds from the April 2026 Public Offering of $64.4 million, net proceeds from the August 2026 Private Placement of $5.5 million and net proceeds from the Avenue Loans of $14.0 million.

For the nine months ended September 30, 2025, net cash used in financing activities was $1.2 million, consisting of principal payments on debt of $1.2 million.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, as well as the related disclosure of contingent assets and liabilities as of the date of the financial statements. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting estimates are described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Annual Report. During the nine months ended September 30, 2026, there were no changes to our critical accounting estimates from those discussed in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2026 consisted of $87.7 million in bank deposits and money market funds. Previously, we have held U.S. treasury securities and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are capital preservation, liquidity, safeguarding of capital and total return. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. Additionally, the Avenue Loans bear interest at a variable rate based on the prime rate, subject to a floor of 12.25%, which applied as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, a hypothetical 1% change in interest rates would not have a material effect on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein. While inflation, tariffs and other geopolitical and macroeconomic factors may increase our costs, as of September 30, 2026, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our President and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and President and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the risks described below could harm our business, financial condition, results of operations, growth prospects, and/or stock price or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in the Annual Report.

Risks Related to Our Business and Industry

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and substantial doubt exists as to our ability to continue as a going concern.*

For the nine months ended September 30, 2026, we had incurred a net loss of $52.5 million and used $44.6 million of cash in operations. As of September 30, 2026, we had an accumulated deficit of $341.7 million and cash and cash equivalents of $87.7 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Until we can generate sufficient revenue, if ever, to fund our operations, we will need to finance future cash needs through sales of one or more priority review vouchers, if received, public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements, and there can be no assurance that such arrangements will be available to us on a timely basis, or, if available, will be available on terms acceptable to us. Without alternative financing or proceeds from other strategic alternatives, we believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2026 will be insufficient to fund our operations and debt obligations for at least twelve months following the issuance date of our unaudited financial statements included elsewhere in this Quarterly Report. These conditions raise substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2026, we had cash and cash equivalents of $87.7 million. In October 2020, we consummated our initial public offering and issued 92,000 shares of common stock for net proceeds of $93.4 million. In February 2023, we completed a private placement for net proceeds of $50.9 million. In April 2023, we received a $15.0 million upfront payment under a collaboration and license agreement with Kaken Pharmaceutical Co. Ltd. In October 2025, we completed a private placement for total net proceeds of $46.6 million. On January 7, 2026, we entered into the Avenue Loan Agreement, which provided for term loans (the “Avenue Loans”) in an aggregate principal amount of up to $50.0 million, of which $15.0 million was funded under Tranche 1. No amounts were drawn under Tranche 2 prior to the expiration of its original availability period on September 30, 2026. In November 2026, we amended the Avenue Loan Agreement to, among other things, increase Tranche 2 to up to $15.0 million, available between January 1, 2027 and March 31, 2027, and make Tranche 3 available between July 1, 2027 and December 31, 2027 at the discretion of the Lender. Our ability to draw Tranche 2 is subject to the satisfaction of certain conditions, which we may not satisfy, and any funding of

Tranche 3 or the Discretionary Tranche 4 is subject to the Lender’s approval. On April 22, 2026, we closed our previously announced underwritten public offering of 1,150,000 shares of our common stock and pre-funded warrants to purchase up to 50,000 shares of our common stock, and we granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock, which was exercised in full. The net proceeds to us from the offering were $64.4 million. Additionally, in August 2026 we completed a private placement for net proceeds of $5.5 million.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.*

We may seek additional capital through a combination of sales of one or more priority review vouchers, if received, equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. For example, on January 7, 2026, we entered into the Avenue Loan Agreement, which contains covenants restricting, among other things, our ability to incur additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or current or future product candidates, or grant licenses on terms unfavorable to us.

We have a limited operating history, have incurred significant net losses since our inception, and anticipate that we will continue to incur significant net losses for the foreseeable future, and such net losses are expected to increase as we continue our clinical development of, and seek regulatory approvals for, our product candidate, TA-ERT, and our other current and future product candidates.*

We are a late-stage biopharmaceutical company incorporated in 2016, and our operations to date have focused primarily on raising capital, establishing and protecting our intellectual property portfolio, organizing and staffing our company, business planning, and conducting nonclinical and clinical development of, and manufacturing development for, our product candidates. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. As we build our capabilities and expand our organization, we have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Consequently, any predictions about our future performance may not be as accurate as they would be if we had a history of successfully developing and commercializing biopharmaceutical products.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effectiveness in the targeted indication or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. For the nine months ended September 30, 2026 and 2025, we reported net losses of $52.5 million and $24.3 million, respectively. As of September 30, 2026, we had an accumulated deficit of $341.7 million.

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

We intend to seek FDA approval of TA-ERT for MPS IIIB through the accelerated approval pathway. If we are unable to obtain accelerated approval, we may be required to conduct additional nonclinical studies or clinical trials beyond the confirmatory Phase 3 trial that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approval.*

We intend to submit a biologics license application (“BLA”) seeking accelerated approval of TA-ERT for MPS IIIB based on existing clinical data; however, there can be no assurance that such submission or application will be accepted for filing by the FDA or that approval will be granted on a timely basis, or at all. In March 2024, in a Type C meeting between the FDA and Allievex, the prior sponsor of TA-ERT, the FDA indicated that it considered cerebrospinal fluid heparan sulfate non-reducing end (“CSF HS-NRE”) to be a biomarker reasonably likely to predict clinical benefit and could serve as a basis for accelerated approval. The FDA also indicated that the completed clinical and nonclinical studies of TA-ERT appeared sufficient to support a BLA submission and provided guidance around key design elements of a confirmatory trial (placebo-controlled 5-year study in 14 patients), which, under the FDA’s more recent guidance to us, we must initiate during the FDA’s review of our BLA as a condition of potential accelerated approval. Our current design for this study, which we refer to as TrAnsform, is a randomized, single-blind, parallel-group, controlled, multicenter study evaluating the safety, tolerability and efficacy of intracerebroventricular (“ICV”)-administered TA-ERT compared to standard of care in children 1 to 5 years of age with severe (non-attenuated) MPS IIIB, with cognition as the primary objective.

We also held two Type B meetings with the FDA ahead of our anticipated BLA submission for TA-ERT; the first in December 2025 to discuss our clinical data and regulatory strategy, and the second in January 2026 to discuss CMC requirements. During the December 2025 meeting, the FDA indicated that the integrated study data from interventional clinical studies of TA-ERT and the available natural history data could potentially serve as an adequate and well-controlled study for purposes of the FDA’s review of the effects of TA-ERT on CSF HS-NRE, which could serve as a surrogate endpoint to support an accelerated approval. Following the January 2026 CMC meeting, the FDA considered our plan to address drug product (“DP”) process performance qualification (“PPQ”) batch requirements for the BLA submission, and in the official meeting minutes, the FDA shared its requirement for one DP PPQ batch at the time of BLA submission and data from a second DP PPQ batch prior to midcycle of BLA review.

In the second quarter of 2026, we completed two pre-BLA meetings with the FDA. In these meetings, the FDA generally agreed with our proposed approach to the overall content and format of the BLA, including the structure of the integrated summaries of efficacy and safety, and indicated that our drug substance and drug product analytical comparability strategies following the transfer of TA-ERT manufacturing to a global biologics contract manufacturer appeared reasonable to support the BLA. The FDA also requested that we initiate our TrAnsform confirmatory study during the FDA’s review of the BLA. We completed the first PPQ batch in July 2026, and data from this batch will be included in the BLA; we expect to complete the second PPQ batch in December 2026 and to provide data from that batch prior to the mid-cycle of the FDA’s review. However, feedback from the FDA in pre-BLA meetings is not binding, and during its review of our BLA the FDA may disagree with our approach, including with respect to analytical comparability, the adequacy of our PPQ data, the use of our integrated clinical and natural history data, or the design of our confirmatory study. If we are unable to complete the second PPQ batch on our anticipated timeline, or if its results are not satisfactory, the FDA’s review of our BLA could be delayed or the FDA could issue a Complete Response Letter.

Based, in part, on these discussions, we intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in December 2026, and if successful and FDA approval is received, potentially commercially launch in 2027. However, even if we submit the BLA as planned, we may receive a Refusal to File letter or if the BLA is filed by FDA be unsuccessful in providing sufficient evidence of CSF HS-NRE to predict clinical benefit in support of an accelerated approval, and after reviewing our BLA submission, the FDA may ultimately issue a Complete Response Letter. For example, the FDA has in the past rejected accelerated approval following submission of a BLA under accelerated approval pathway by another company focusing on the treatment of an ultra-rare neurodegenerative disease, in part due to uncertainty regarding the appropriateness of the proposed surrogate endpoint, and the FDA may reject similar BLA applications in the future. If our BLA submission is viewed as having similarities to another BLA submission that was previously rejected by the FDA, this could impact the likelihood of success of our BLA application or could influence investor perception of our likelihood of success, which could cause the price of our common stock to decline, and could harm our business, financial condition, results of operations and prospects. If the FDA rejects CSF HS-NRE as a surrogate endpoint, we may be required to conduct longer-term follow up, to enroll additional patients in our current study, or to perform a new clinical study, all of which could be challenging with an ultra-rare and fatal genetic disease like MPS IIIB and could make us experience significant delays in, or could prevent us from, obtaining accelerated regulatory approval. Failure to obtain accelerated approval would result in a longer time period to commercialization, if any, and would increase the cost of development and harm our competitive position in the marketplace.

Even if we obtain accelerated approval, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA may use expedited procedures to withdraw approval if, among other things, our confirmatory trial fails to verify the predicted clinical benefit of TA-ERT, we fail to conduct the confirmatory trial with due diligence, or other evidence demonstrates that TA-ERT is not shown to be safe or effective under its conditions of use. Enrolling and completing a randomized, controlled confirmatory trial in a small pediatric population with a rapidly progressing, fatal disease may be particularly challenging, including because caregivers may be unwilling to enroll children in a trial in which they may be randomized to standard of care, particularly once TA-ERT is commercially available. In addition, although in March 2026 the FDA granted accelerated approval to another therapy for a neuronopathic mucopolysaccharidosis based on reductions in CSF heparan sulfate, the FDA’s decisions with respect to other product candidates are not necessarily predictive of the outcome of its review of our BLA, and the FDA’s approach to surrogate endpoints in rare neurodegenerative diseases continues to evolve.

We may not receive a rare pediatric disease priority review voucher for TA-ERT, and, even if we do, we may not be able to sell it on favorable terms, on a timely basis or at all.*

TA-ERT has received Rare Pediatric Disease Designation from the FDA. In February 2026, the Mikaela Naylon Give Kids a Chance Act, enacted as part of the Consolidated Appropriations Act, 2026, reauthorized the FDA’s rare pediatric disease priority review voucher program for drugs and biologics designated as such through September 30, 2029, subject to the conditions of the statute. A voucher is awarded only upon approval of a qualifying application that meets the statutory requirements, and the FDA may determine that our BLA does not qualify. Our current funding plans contemplate the potential sale of one or more priority review vouchers. If we do not receive a voucher, or if we are unable to sell a voucher we receive at an attractive price or on a timely basis, including as a result of changes in the supply of or demand for vouchers, our liquidity and ability to fund our operations, including the commercial launch of TA-ERT and repayment of the Avenue Loans, could be materially adversely affected. In addition, the program may be modified or allowed to lapse in the future.

Our clinical trials may fail to adequately demonstrate that our product candidates are well tolerated and provide sufficient clinical benefits for patients, which could prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of a product candidate, we must demonstrate through lengthy, complex, and expensive nonclinical testing and clinical trials that a product candidate is both safe and effective for use in each target indication. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. We are seeking to develop treatments for MPS IIIB and, through Adrenyx, congenital adrenal hyperplasia (“CAH”). We intend to seek accelerated approval of TA-ERT for MPS IIIB based on existing clinical data. As a condition of accelerated approval of a BLA from the FDA, we will initiate a confirmatory Phase 3 trial, which the FDA has requested that we initiate during its review of our BLA. We intend to submit the BLA for TA-ERT for the treatment of MPS IIIB in December 2026, and if successful and FDA approval is received, potentially commercially launch in 2027. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of TA-ERT and our other current product candidates in other indications.

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

Nonclinical and clinical drug development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TA-ERT and our other current and future product candidates.*

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we or our collaborators must conduct extensive trials to demonstrate the safety and efficacy of the product candidates in humans. Nonclinical and clinical testing is expensive and difficult to design and implement, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more nonclinical or clinical trials can occur at any stage of testing. The results of nonclinical studies and early clinical trials of TA-ERT and nonclinical studies of CRHX-101, an anti-corticotropin-releasing hormone monoclonal antibody (“CRHX-101”) may not be predictive of the results of later-stage clinical trials, and interim results of a trial do not necessarily predict final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials. For example, the doses of TA-ERT we have selected for our clinical trials may not prove to be safe or efficacious. As such, our hypotheses of efficacy may not show the desired clinical results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, nonclinical and clinical data is often susceptible to varying interpretations and analyses. For example, the Tildacerfont as Antidepressant Medication and Relief in Depression (“TAMARIND”) Phase 2 study of tildacerfont in major depressive disorder (“MDD”) was discontinued in the first quarter of 2026 following a serious adverse event in which a patient experienced a significant elevation of liver enzymes. The prior sponsor of TA-ERT, Allievex Corporation (“Allievex”), discontinued clinical development due to financial constraints.

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

Any delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue, and adversely affect our commercial prospects.*

Before we can initiate clinical trials for our current product candidates or any future product candidates, we must submit the results of nonclinical studies to the FDA, or comparable foreign regulatory authorities, along with other information, including information about chemistry, manufacturing and controls, and our proposed clinical trial protocol, as part of an investigational new drug application or similar regulatory filing under which we must receive authorization to proceed with clinical development.

Before obtaining marketing approval from regulatory authorities for the sale of our current product candidates or any future product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our current product candidates and any future product candidates in humans. Clinical testing is expensive, time-consuming, and uncertain as to outcome. In addition, we may rely in part on nonclinical, clinical and quality data generated by clinical research organizations (“CROs”) and other third parties for regulatory submissions for our current product candidates and any future product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional clinical trials or collect additional data independently. In either case, our development costs would increase.

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

TA-ERT and our other current and future product candidates will be subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize TA-ERT and our other current and future product candidates.*

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market TA-ERT or any other current or future product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit, or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any future collaborator is permitted to market TA-ERT or any other current or future product candidates in the United States until we receive approval of a new drug application (“NDA”) or BLA from the FDA. Similar requirements and risks are applicable in foreign markets. We have not previously submitted an NDA or BLA to the FDA, or similar drug approval filings to comparable foreign authorities.

Prior to obtaining approval to commercialize a product candidate in the United States or in foreign markets, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional nonclinical studies or clinical trials for TA-ERT and any other current and future product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
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

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that product candidate in other jurisdictions.*

Obtaining and maintaining regulatory approval for a product candidate in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, including a number of countries in the EU, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product candidates is also subject to approval.

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

We currently have no marketing and sales organization and have yet to commercialize a product. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell TA-ERT and our other current and future product candidates, we may not be able to generate any product revenues.*

Although we have begun to build our commercial leadership team, including the appointment in 2026 of vice presidents of marketing, market access and commercial operations, we have not yet established a sales force or the other commercial infrastructure needed for the marketing, sales, and distribution of pharmaceutical products. To commercialize our product candidates and any future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We intend to build a highly specialized commercial organization to support the commercialization of TA-ERT, if approved, in the United States.

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

Unfavorable U.S. and global economic and geopolitical conditions could adversely affect our business, financial condition, results of operations and prospects.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments. U.S. and global economic and business activities have been, and may continue to be, disrupted and volatile due to many factors, including global trade disputes, labor shortages, declines in consumer confidence, inflation and monetary supply shifts, recession risks, geopolitical uncertainty, potential disruptions from the ongoing wars in Ukraine and the Middle East and related sanctions, disruptions in supply chain continuity, reduced access to liquidity in Europe and globally, declines in economic growth, and uncertainty about economic stability, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, access to our liquidity within the U.S. banking system, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have remained elevated relative to historical levels, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve and equivalent foreign entities raised interest rates significantly in recent years and, although rates have since been reduced, may raise interest rates again in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the other countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced imposition of substantial tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments, including legal challenges to such tariffs, have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the imposition of tariffs, and the administration has since imposed or announced tariffs under other statutory authorities. In April 2025, the Bureau of Industry and Security of the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine whether imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, pose a national security risk. Based on this investigation, on April 2, 2026, the President issued a proclamation imposing a tariff of up to 100% on certain imported patented pharmaceuticals and associated pharmaceutical ingredients, which became effective for most importers, including us, on September 29, 2026. The proclamation provides for reduced rates or exemptions in certain circumstances, including reduced rates for products from certain jurisdictions that have current or forthcoming trade and security framework agreements with the United States, such as the EU, Japan and South Korea, and a 0% rate for certain orphan drugs that satisfy specified conditions. There can be no assurance that TA-ERT or the materials we import will qualify for any reduced rate or exemption, or that the scope, rates or exemptions under the proclamation will not change.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials are located in multiple countries. The active pharmaceutical ingredients (“APIs”) for our product candidates are manufactured in South Korea and China, and our product candidates are manufactured in South Korea, the United States and China. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

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

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract, retain, manage and motivate highly qualified managerial, scientific, and medical personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements in a timely manner could potentially harm our business, prospects, financial condition or results of operations.

We conduct our operations in South San Francisco, California. This region serves as the headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. Although we have employment agreements and/or offer letters with our key employees, these arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

Use of TA-ERT and our other current and future product candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.*

As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with the use of TA-ERT and our other current and future product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by TA-ERT and our other current and future product candidates could cause us or regulatory authorities to interrupt, delay, terminate or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, in the first quarter of 2026, the TAMARIND Phase 2 clinical trial of tildacerfont in MDD was discontinued following a serious adverse event in which a patient experienced a significant elevation of liver enzymes. In addition, in clinical trials of TA-ERT, which is being developed for a serious and fatal disease for which there is currently no FDA-approved therapy, the most frequent treatment-emergent adverse events (“TEAEs”) by preferred term (reported in ≥40% of participants) were vomiting (22 [100%]), followed by pyrexia (20 [90.9%]), upper respiratory tract infection (17 [77.3%]), pleocytosis (11 [50.0%]), COVID-19 infection (10 [45.5%]), and diarrhea (9 [40.9%]). Four (18%) patients discontinued treatment, three (14%) of which were due to hydrocephalus, a known complication of MPS IIIB. Adverse events related to the ICV device were also observed. In addition, TA-ERT is administered through a surgically implanted ICV access device supplied by third parties. Device-related complications (such as infection, malfunction or the need for revision surgery), the availability of compatible devices, or FDA requirements regarding device compatibility and labeling could delay or limit approval of TA-ERT or adversely affect its commercial uptake.

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

In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing, quality control, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, and recordkeeping for the approved product will be subject to extensive and ongoing regulatory requirements. The FDA and comparable foreign regulatory authorities also require submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and GCP for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in the FDA or comparable foreign regulatory authorities taking actions to, among other things:

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice (“DOJ”), the Office of Inspector General of the U.S. Department of Health and Human Services (“HHS”), state attorneys general, members of the U.S. Congress, and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries, and investigations, and civil and criminal sanctions by the FDA, DOJ, or comparable foreign authorities. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to provide corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

Changes in funding for the FDA and other government agencies, or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.*

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In addition, in 2025, HHS implemented significant workforce reductions, including at the FDA, and the FDA has experienced substantial turnover in senior leadership and review staff, which could affect the FDA’s ability to meet review goal dates, conduct pre-license inspections and respond to sponsor communications in a timely manner.

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including a 43-day lapse in appropriations from October 1, 2025 through November 12, 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Current federal appropriations for many agencies, including the FDA, are provided under a continuing resolution that expires on December 11, 2026, and a lapse in appropriations thereafter could occur during the FDA’s review of our planned BLA for TA-ERT. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for TA-ERT and our other current or future product candidates, which could make it difficult for us to sell TA-ERT and our other current or future product candidates profitably.*

Successful sales of TA-ERT and any other current or future product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from U.S. governmental healthcare programs, such as Medicare and Medicaid, or comparable foreign healthcare programs, and commercial payors is critical to new product acceptance, and we may not obtain such coverage or adequate reimbursement. Moreover, we focus our clinical development on treatments for serious disorders, some of which have relatively small patient populations. As a result, we must rely on obtaining appropriate coverage and reimbursement for these populations.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the Inflation Reduction Act of 2022 (“IRA”) among other things, (1) requires HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare that have been on the market for at least seven years (in the case of drugs) or 11 years (in the case of biologics) as part of the Medicare Drug Price Negotiation Program (the “Medicare Drug Price Negotiation Program”), and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. HHS selected 10 products for 2026 and 15 products for each of 2027 and 2028, and may select up to 20 products per year beginning in 2029. Although the IRA, as amended by the “One Big Beautiful Bill Act” (“OBBBA”), excludes from negotiation certain drugs and biologics that are designated for, and approved only for, one or more rare diseases or conditions, and delays negotiation eligibility for such products until they no longer qualify for the exclusion, TA-ERT may not qualify for or maintain this exclusion, including if it is approved for additional indications, and the exclusion may be modified in the future. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively the “Affordable Care Act”), was enacted in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025, which expired at the end of 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges and amendments in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the OBBBA, was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and did not extend the ACA enhanced advance premium tax credits, which expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expiring ACA subsidies.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (“GUARD”) Model for certain Medicare Part D drugs. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright Enterprises v. Raimondo decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

In addition, certain foreign activities related to drugs, biologics, and research, especially with regard to China, have come under increased scrutiny in the United States. Chinese contract manufacturing organizations may become subject to legislation, trade restrictions, sanctions, tariffs and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities. For example, in December 2025, the BIOSECURE Act was enacted as part of the National Defense Authorization Act for Fiscal Year 2026, which President Trump signed into law on December 18, 2025. The BIOSECURE Act prohibits U.S. federal agencies from entering into or renewing any contract, loan, or grant with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from “biotechnology companies of concern” in the performance of any federal prime contract or subcontract. The Office of Management and Budget (OMB) of the U.S. Government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. Government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent, and successor entities of the foregoing. The BIOSECURE Act includes a safe harbor provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern.” The BIOSECURE Act also includes a grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. Under the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, if we, our suppliers, or our customers were to be designated under the BIOSECURE Act, this could potentially cause harm to our business, financial condition, results of operations and prospects.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022, began to apply on January 12, 2025 through a phased implementation. The Regulation initially applies to new active substances for oncology and advanced therapy medicinal products. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices will also come into scope in 2026. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing nonclinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

On December 11, 2025, the Parliament and the Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. The Pharma Package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The Council formally adopted its first-reading position on the Pharma Package on September 28, 2026. The legislation is still subject to formal approval by the European Parliament, following which it will be published in the Official Journal of the European Union and enter into force. The Pharma Package encompasses a broad range of measures, including changes to regulatory data and market protection periods, including an eight-year regulatory data protection period and a one-year market protection period, with opportunities for additional periods of market protection subject to specified conditions and a maximum combined regulatory protection period of eleven years; changes to the orphan medicinal product framework, including a reduction in the standard period of orphan market exclusivity from ten to nine years, an eleven-year period of orphan market exclusivity for certain “breakthrough” orphan medicinal products, and changes to the incentives available for additional orphan indications; and an expansion of the “Bolar” exemption to permit certain activities relating to generic and biosimilar medicines while relevant intellectual property rights remain in force, including submissions for procurement tenders. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates. A decrease in market exclusivity opportunities for our product candidates in the EU could impact the commercial prospects of our product candidates.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates internationally.*

In order to market and sell our product candidates in other jurisdictions, we must obtain separate marketing approvals for those jurisdictions and comply with their numerous and varying regulatory requirements. We may not obtain foreign regulatory approvals on a timely basis, or at all. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, separate pricing and reimbursement approvals may be required before a product can be commercially launched or reimbursed in that jurisdiction. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Our failure to obtain approval of our product candidates by foreign regulatory authorities may negatively impact the commercial prospects of such product candidates and our business prospects could decline. Also, if regulatory approval for our product candidates is granted, it may be later withdrawn. If we fail to comply with the regulatory requirements in international jurisdictions and receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential for our product candidates will be harmed and our business may be adversely affected.

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

If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.*

We intend to seek to in-license or acquire development and commercial-stage product candidates in disorders that have the potential to complement our existing portfolio. Our current product candidates are generally in-licensed from or derived from partnerships with other pharmaceutical companies. If we decide to pursue the development and commercialization of any additional product candidates, we may be required to invest significant resources to acquire or in-license the rights to such product candidates or to conduct drug discovery activities and we may be unable to in-license the rights on reasonable terms if at all. We do not currently have the necessary drug discovery personnel or expertise adequate to discover and develop an additional product candidate on our own. Any other product candidates will require additional, time-consuming development efforts, and significant financial resources, prior to commercial sale, including nonclinical studies, extensive clinical trials, and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we may not be able to acquire, discover, or develop any additional product candidates, and any additional product candidates we may develop may not be approved, manufactured, or produced economically, successfully commercialized or widely accepted in the marketplace, or be more effective than other commercially available alternatives. Research programs to identify new product candidates require substantial technical, financial, and human resources whether or not we ultimately identify any candidates. If we are unable to develop or commercialize any other product candidates, our business, financial condition, results of operations and prospects will suffer.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2026, we had 25 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, we expect to need additional development, managerial, operational, financial, sales, marketing, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our indebtedness to Avenue may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to Avenue are secured by substantially all of our assets, including our intellectual property assets. If we default on these obligations, Avenue could foreclose on our assets, which could materially adversely affect our business, financial condition, results of operations and prospects.*

On January 7, 2026, we entered into the Avenue Loan Agreement, which was amended in November 2026 by the Avenue Amendment (as defined below). For a description of the Avenue Loan Agreement and the Avenue Amendment, see Note 6, “Debt — Avenue Loan,” and Note 13, “Subsequent Events—Amendment to Avenue Loan Agreement,” financial statements included elsewhere in this Quarterly Report.

The Avenue Loan Agreement contains customary representations, warranties and covenants, including covenants by us limiting, among other things, additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, certain corporate changes, transactions with affiliates and fundamental changes. These covenants may limit our ability to engage in certain transactions that may be in our long-term best interest, including entering into a change in control transaction. While we have not previously breached and are currently in compliance with the covenants contained in the Avenue Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the Agent may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Avenue Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral.

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

In addition, no amounts were drawn under Tranche 2 prior to the expiration of its original availability period on September 30, 2026. In November 2026, we entered into an amendment to the Avenue Loan Agreement (the “Avenue Amendment”) pursuant to which, among other things, Tranche 2 was increased to up to $15.0 million and made available between January 1, 2027 and March 31, 2027, and Tranche 3 was made available between July 1, 2027 and December 31, 2027 at the discretion of the Lender. The Avenue Amendment also extended the interest-only period under the Avenue Loans through March 31, 2027. Our ability to draw Tranche 2, and to further extend the interest-only period through October 31, 2027 and thereafter through October 31, 2028, is subject to the satisfaction of certain conditions, some of which are outside of our control, and Tranche 2 may expire before the end of its availability period in certain circumstances. If we do not satisfy these conditions, we will not be able to borrow under Tranche 2, and we will be required to begin making monthly principal payments in April 2027. The Lender may decline to fund Tranche 3 or the Discretionary Tranche 4 in its sole discretion. In addition, the Avenue Loan Agreement restricts our ability to transfer assets, including intellectual property, and to make investments in subsidiaries, and the Separation of Adrenyx required Avenue’s consent, including for the release of Avenue’s lien on the assets contributed to Adrenyx.

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

In the event of a security incident, applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, such as consumers, partners, collaborators, government authorities, and the media or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of our company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence (“AI”) technologies.

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

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, such as industry standards adopted by industry groups, and our efforts to comply with such obligations may not be successful. For example, trial participants about whom we or the third parties with whom we work obtain information, as well as the third parties with whom we work who share this information with us, have in the past and may in the future contractually limit our ability to use and disclose the information. We also publish privacy policies and other statements regarding data privacy and security. Regulators are increasingly scrutinizing these types of policies and statements, and if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

U.S. federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Similar rules may apply under state tax laws. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased taxable income or tax liability. Our NOLs and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. Under Section 382, certain cumulative changes in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points (by value), could result in an ownership change that may limit our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities. An ownership change analysis covering periods through December 31, 2025 concluded that ownership changes occurred in May 2016, August 2020, and October 2025. As a result of the prior ownership changes, we derecognized NOL-related deferred tax assets down to the amount expected to be realized. We have not completed an analysis for the 2026 tax year. Thus, our ability to use our remaining NOL carryforwards may be further limited if we experience a Section 382 ownership change as a result of changes in our stock ownership in the current year or in the future. In addition, the planned Distribution is intended to be a taxable transaction for U.S. federal income tax purposes, and our ability to offset any gain we recognize in connection with the Distribution with our NOL carryforwards and other tax attributes could be subject to the limitations described above, which could result in a cash tax liability. As of September 30, 2026, we recorded a full valuation allowance on our net deferred tax assets.

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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For instance, the OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including 100% bonus depreciation, the immediate expensing of domestic research and experimental expenditures and a more favorable business interest expense limitation, as well as makes other significant changes to the U.S. tax laws. We are currently evaluating the impact, if any, of the OBBBA on our business and financial condition. Further, the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Inflation Reduction Act of 2022 enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities may affect us, and certain aspects of the changes could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the Inflation Reduction Act, the OBBBA or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the Tax Act, the CARES Act, the Inflation Reduction Act, the OBBBA or future reform legislation could have a material impact on the value of our net deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

Risks Related to the Separation of Adrenyx and Planned Distribution

The separation of our CRHX-101 (formerly known as SPR202) program into Adrenyx and the planned distribution of Adrenyx shares to our stockholders may not be completed on the anticipated timeline or at all, may not achieve the intended benefits, and could disrupt our business and divert management attention.*

In November 2026, our board of directors approved a plan to separate our CRHX-101 program (the “Separation”) into Adrenyx Biosciences, Inc., our wholly-owned subsidiary. We currently intend to distribute all of the outstanding shares of Adrenyx common stock to our stockholders on a pro rata basis (the “Distribution”), although our board of directors has not yet approved the Distribution or set a record date for the Distribution. The Distribution is subject to a number of conditions, including approval by our board of directors, the effectiveness of a registration statement filed by Adrenyx with the SEC, and the approval for listing of Adrenyx common stock on Nasdaq. Our board of directors may abandon or modify the planned Distribution at any time. We may not satisfy these conditions, and the Distribution may be delayed or may not occur at all.

We have incurred, and expect to continue to incur, significant costs in connection with the Separation and the planned Distribution, including legal, accounting, tax and advisory fees, many of which will be incurred whether or not the Distribution is completed. The Distribution requires significant time and attention from our management and board of directors, which could divert attention from our planned BLA submission for TA-ERT, the FDA’s review of our BLA and our preparations for the potential commercial launch of TA-ERT. Certain of our officers and directors are expected to serve as officers or directors of, or consultants to, Adrenyx, and may have actual or apparent conflicts of interest with respect to matters involving both companies, including the negotiation and administration of the agreements governing the Separation and the Distribution. Following the Distribution, we will provide certain transition services to Adrenyx under the transition services agreement we entered into in November 2026, which could further burden our limited personnel and resources.

The Distribution is intended to be a taxable transaction for U.S. federal income tax purposes. We may recognize taxable gain, and our stockholders may be treated as receiving a taxable distribution, in each case based on the fair market value of the Adrenyx shares at the time of the Distribution, which cannot be predicted, and our ability to offset any such gain with our NOLs and other tax attributes may be limited. Following the Distribution, we will no longer own the CRHX-101 program, and the trading price of our common stock may decline to reflect the Distribution. We cannot predict the trading prices of our common stock or Adrenyx common stock following the Distribution, and the combined trading prices may be less than the trading price of our common stock prior to the Distribution. Under the Separation Agreement, liabilities relating to the CRHX-101 program are allocated between the Company and

Adrenyx, and we and Adrenyx have agreed to indemnify one another for certain liabilities arising from the Separation and planned Distribution.

In November 2026 in connection with the Separation, Adrenyx issued secured convertible promissory notes to a leading institutional biotechnology investor, which are secured by substantially all assets of Adrenyx. Prior to the Distribution, Adrenyx’s results, including its financing activities, are consolidated in our financial statements and may increase our reported net loss and liabilities, and any conversion of such notes or other Adrenyx financings will dilute our stockholders’ indirect interest in Adrenyx.

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

There can be no assurance that we will remain in compliance with the Minimum Bid Price Requirement. In addition, under Nasdaq rules, if we fail to comply with the Minimum Bid Price Requirement in the future and have effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, we would not be eligible for a compliance period and Nasdaq would issue a delisting determination. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; resulting in a determination that the common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock; limiting our ability to issue additional securities or obtain additional financing in the future; and impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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
•
the completion of the Separation of Adrenyx and the timing, terms and completion of the planned Distribution, and the trading prices of our common stock and Adrenyx common stock following the planned Distribution;
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

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.*

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. In addition, the formation of Adrenyx and the Separation and planned Distribution will require us to design and implement additional controls, including over the accounting for and disclosure of the Separation, the Distribution and related transition services, and our finance and accounting team is small, which may make it difficult to meet these reporting requirements in a timely manner.

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

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay.” Smaller reporting companies are exempted from certain of these requirements, but we may be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2026, there were 2,874,013 shares of our common stock outstanding.

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

In February 2023, we entered into a securities purchase agreement with several institutional and accredited investors, including holders of more than 5% of our total common stock outstanding on the date of the securities purchase agreement, pursuant to which we issued and sold 214,873 shares of common stock, pre-funded warrants to purchase 10,666 shares of common stock, and warrants to purchase 169,147 shares of common stock. All of the pre-funded warrants have been exercised. Additionally, in October 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue 502,181 shares of common stock and pre-funded warrants to purchase up to 233,144 shares of common stock in a private placement transaction. Pursuant to the securities purchase agreements, we have registered for resale such securities. In December 2025, three holders of pre-funded warrants to purchase shares of common stock exercised those warrants to purchase 233,144 shares of common stock. On January 7, 2026, we also entered into the Avenue Loan Agreement, pursuant to which we issued, on March 9, 2026, a warrant to purchase $3.2 million in shares of common stock at a price of $50.00 per share. In November 2026, in connection with an amendment to the Avenue Loan Agreement, we increased the number of shares issuable under this warrant by 5,000 shares. The

Lender may also elect to convert up to $4.0 million of the principal amount outstanding under the Avenue Loan Agreement into shares of our common stock at a price of $60.00 per share. In August 2026, we entered into a stock purchase agreement pursuant to which we agreed to sell and issue 121,203 shares of common stock in a private placement transaction. If these additional shares of common stock, and the shares of common stock issued or issuable pursuant to such pre-funded warrants and warrants, are resold, or if it is perceived that they will be resold, in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to registration statements, warrants, the Avenue Loan Agreement, any future loan agreements, and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including through the registration statement on Form S-3, declared effective in November 2025, covering the sale of up to $300.0 million of our securities (the “Shelf Registration”). For example, in March 2026, we entered into an Open Market Sales AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may elect to issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million under the Shelf Registration through Jefferies acting as the sales agent and/or principal. As of September 30, 2026, we have not issued any shares of common stock pursuant to the Sales Agreement. Additionally, on April 22, 2026, we closed our previously announced underwritten public offering of 1,150,000 shares of our common stock and pre-funded warrants to purchase up to 50,000 shares of our common stock. In addition, we granted the underwriters a 30-day option to purchase up to 180,000 additional shares of common stock, which was exercised in full. The net proceeds to us from the offering, after deducting underwriting discounts and commissions and offering expenses payable by us, were $64.4 million. As described in the section titled “Risk Factors—Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall” above, we have in the past entered into transactions where we issued and sold common stock, pre-funded warrants and common warrants to purchase shares of our common stock, and we may enter into other or similar transactions in the future. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (and any appellate court therefrom) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative claim or cause of action brought on our behalf; (ii) any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders; (iii) any claim or cause of action against us or any of our current or former directors, officers, or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any claim or cause of action seeking to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (in each case as may be amended from time to time); (v) any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any claim or cause of action against us or any of our current or former directors, officers, or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. These provisions would not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act and the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and our amended and restated bylaws further provide that, to the fullest extent permitted by law, the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and the provisions may not be enforced by a court in those other jurisdictions.

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

Risks Related to Our Reliance on Third Parties

We depend on intellectual property licensed from others, the termination of which could result in the loss of significant rights, which would harm our business.*

We are dependent on technology, patents, know-how, and proprietary materials, both our own and licensed from others. For example, in October 2024, pursuant to an asset purchase agreement with the assignee for the benefit of creditors of Allievex, we acquired an exclusive license agreement originally entered into between BioMarin Pharmaceutical Inc. (“BioMarin”) and Allievex in October 2019 (the “BioMarin License Agreement”), pursuant to which we hold an exclusive, royalty-bearing and sublicensable license to certain technology, patent rights, know-how, and proprietary materials relating to certain enzyme replacement therapy products. We entered into a collaboration and license agreement with HBM Alpha Therapeutics, Inc. (“HBM”) in January 2025 pursuant to which we obtained an exclusive (outside of mainland China, Taiwan, Hong Kong and Macau), royalty-bearing and sublicensable license to certain technology, patent rights, manufacturing rights, know-how, and proprietary materials relating to CRHX-101(the “HBM License Agreement”). We depend on the BioMarin License Agreement for our rights to TA-ERT. In connection with the Separation, we have assigned the HBM License Agreement to Adrenyx.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below under “Risks Related to Our Intellectual Property.” If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize TA-ERT and our other current and future product candidates.*

We currently rely on, and intend to continue relying on, third-party CROs in connection with our current and planned clinical trials for TA-ERT and our other current product candidates. We control or will control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our CROs to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing nonclinical and clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, suspended, varied, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize TA-ERT and our other current and any future product candidates. As a result, our financial results and the commercial prospects for TA-ERT and our other current and any future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We rely completely on third parties to manufacture our nonclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of TA-ERT and our other current and future product candidates, if approved, and these third parties may fail to obtain and maintain regulatory approval for their facilities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture TA-ERT and our other current and future product candidates on a clinical or commercial scale. Instead, we rely on contract manufacturers for such production. In particular, we currently rely on a single-source manufacturer for drug product, and a single-source manufacturer for drug substance. In 2026, we completed the transfer of TA-ERT drug substance and drug product manufacturing to a global biologics contract manufacturer. Although the FDA indicated in our pre-BLA meetings that our analytical comparability strategies appeared reasonable to support the BLA, the FDA may conclude during its review that we have not demonstrated comparability between material manufactured by our prior and current manufacturers, which could require additional analytical, nonclinical or clinical data and could delay or prevent approval of TA-ERT.

We currently have a long-term agreement with a manufacturer to produce raw materials, drug substance and drug product of TA-ERT. Our reliance on third-party suppliers and manufacturers, including single-source suppliers, could harm our ability to develop TA-ERT and our other current and future product candidates or to commercialize any product candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of TA-ERT and our other current and future product candidates, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

The facilities used by our contract manufacturers to manufacture TA-ERT and our other current and future product candidates must be approved by the applicable regulatory authorities, including the FDA or comparable foreign regulatory authorities, pursuant to pre-license or pre-approval inspections that are expected to be conducted during review of a BLA or comparable foreign regulatory marketing application. We currently do not control the manufacturing process of TA-ERT and our other current product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s and comparable foreign regulatory authorities’ cGMP requirements for manufacture of both the active drug substances and finished drug product. As the sponsor and prospective BLA holder, we remain responsible for ensuring that TA-ERT is manufactured in compliance with cGMP, which we oversee through quality agreements, audits and batch disposition; deficiencies in that oversight could also result in regulatory action. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s and comparable foreign regulatory authorities’ strict regulatory requirements, they will not be able to secure or maintain FDA or comparable foreign regulatory approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of TA-ERT and our other current and future product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market TA-ERT and our other current and future product candidates.

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

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.*

The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, such as patent term adjustments, but the life of a patent and, correspondingly, the protection it affords is limited. Even if we or our licensors obtain patents covering our product candidates, when the terms of all patents covering a product expire, our business may become subject to competition from competitive products, including generic or biosimilar products. Given the amount of time required for the development, testing, and regulatory review and approval of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for our product candidates, our business may be materially harmed.*

Depending upon the timing, duration, and specifics of any FDA marketing approval of our product candidates, or any future product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term (“PTE”) of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (“SPC”). If we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates and any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of regulatory submissions or requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent) and there may be no patent eligible for extension. Moreover, the applicable time period or the scope of patent protection afforded could be less than we project or request. In addition, to the extent we wish to pursue patent term extension based on a patent that we may license from a third party in the future, we may need the cooperation of that third party. If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we project or request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, such as the BioMarin License Agreement and the HBM License Agreement, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.*

We are a party to license agreements under which we are granted intellectual property rights that are important to our business and our product candidates. If we fail to comply with our obligations under the license agreements, or we are subject to a bankruptcy, the license agreements may be terminated, in which event we would not be able to develop, commercialize or market our product candidates.

Under the BioMarin License Agreement, we are obligated to pay BioMarin up to $25.5 million upon the achievement of certain milestones for the first MPS IIIB product and up to an aggregate of $100.0 million per licensed product upon the achievement of certain sales milestones, as well as tiered royalties ranging from the high-single digits to the low-double digits on annual net sales of licensed MPS IIIB products, subject to certain customary reductions and floors. BioMarin may terminate the BioMarin License Agreement if we challenge the licensed patents, cease all material research and development activity for licensed products for a specified period of time, materially breach the agreement and fail to cure such breach within a specified period, or become subject to bankruptcy or insolvency. Termination of the BioMarin License Agreement would result in the loss of our rights to TA-ERT and would materially harm our business.

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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.*

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

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. We cannot predict how decisions by the U.S. courts, the U.S. Congress or the USPTO may impact the value of our patent rights. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, our patent rights with functional claims may be vulnerable to third party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification. In addition, the Federal Circuit recently issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (“PTA”), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products and could jeopardize patent term adjustment or otherwise reduce patent term, reduce the scope of, or invalidate or render unenforceable our patent rights. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the IRA passed by the U.S. Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA, and for biologics, such as TA-ERT, the process begins 11 years after initial licensure. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain that it will not affect our patent strategy in the long term.

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

Geo-political actions in the United States and in foreign countries (such as, the Russia and Ukraine war and conflicts in the Middle East; retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. As another example, in April 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entity’s intellectual property rights. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.*

Presently we have intellectual property rights, through licenses from third parties, related to our product candidates. Because our program may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license, on reasonable terms, proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

For example, we may collaborate with U.S. and foreign academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate an exclusive license to any of the institution’s proprietary rights in technology resulting from the collaboration. Regardless of such option to negotiate a license, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer, on an exclusive basis, their proprietary rights to other parties, potentially blocking our ability to pursue our program.

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

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent Trial and Appeal Board, could further delay our ability to timely challenge any such patents. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. If we do not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at our product candidates.

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

Third parties may also raise similar claims before the USPTO, even outside the context of litigation or infringement. Such mechanisms could include re-examination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, we are a party to three post-grant review (PGR) proceedings before the Patent Trial and Appeal Board of the USPTO with respect to U.S. Patent Nos. 12,576,084, 12,569,490, and 12,569,491. We may be subject to new or additional third-party pre-issuance submission of prior art to the USPTO or become involved in other post-grant review procedures, derivations, reexaminations, or inter partes review proceedings, in the United States or oppositions or similar proceedings in foreign jurisdictions, challenging our patent rights. The legal threshold for initiating such proceedings may be low, so that even proceedings with a low probability of success might be initiated. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 7, 2026, we entered into a Stock Purchase Agreement with the National MPS Society and the Cure Sanfilippo Foundation, pursuant to which we agreed to sell and issue 121,203 shares of our common stock at a purchase price of $45.38 per share, for gross proceeds of $5.5 million, in a private placement that closed in August 2026. The shares were offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

None.

Working Capital Restrictions and Limitations Upon the Payment of Dividends

Pursuant to the Avenue Loan Agreement, we are prohibited from paying cash dividends without the prior written consent of Avenue.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendment to Avenue Loan Agreement

On November 6, 2026, we entered into the Avenue Amendment and amended the Avenue Warrant and Adrenyx issued the Adrenyx Avenue Warrant, as described in Note 13, “Subsequent Events—Amendment to Avenue Loan Agreement,” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which description is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to the full text of the Avenue Amendment, the amendment to the Avenue Warrant, and the Adrenyx Avenue Warrant, which are filed as Exhibits 10.1, 4.1 and 4.2 to this Quarterly Report.

Separation and Distribution Agreement

On November 6, 2026, our board of directors approved a plan to separate and contribute our CRHX-101 program into Adrenyx (the “Separation”). We currently intend to distribute all of the outstanding shares of Adrenyx common stock to our stockholders on a pro rata basis (the “Distribution”), in a transaction that is intended to result in two independent public companies, although our board of directors has not yet approved the Distribution or set a record date for the Distribution.

Also on November 6, 2026, we and Adrenyx entered into a series of agreements, including a separation and distribution agreement (the “Separation Agreement”) and a transition services agreement (the “Transition Services Agreement”). Pursuant to the Separation Agreement, among other things, we contributed to Adrenyx certain assets and liabilities relating to the CRHX-101 program as part of the Separation, including assignment of the HBM License Agreement. The Separation Agreement sets forth the conditions to, and the procedures for effecting, the Distribution, subject to approval by our board of directors.

We will provide certain services to Adrenyx for a period of up to 12 months following the Distribution, subject to extension, compensated by Adrenyx as provided in the Transition Services Agreement.

The Distribution is expected to be completed in the first half of 2027, with a private placement of Adrenyx equity securities expected to be completed in connection with the Distribution, subject to the satisfaction or waiver of certain conditions, including the effectiveness of a registration statement filed by Adrenyx with the SEC, approval of the listing of Adrenyx common stock on Nasdaq, and our board of directors having declared the Distribution. Approval by our stockholders is not required as a condition to the consummation of the Distribution. The Distribution is intended to be a taxable transaction for U.S. federal income tax purposes. There can be no assurance that the Distribution will be completed on the anticipated timeline, on the anticipated terms or at all.

The foregoing description is qualified in its entirety by reference to the full text of the Separation Agreement and the Transition Services Agreement, which are filed as Exhibits 10.2 and 10.3 to this Quarterly Report.

Adrenyx Convertible Note Financing

On November 6, 2026, Adrenyx, our wholly-owned subsidiary, issued the Adrenyx Notes, as described in Note 13, “Subsequent Events—Adrenyx’s Secured Convertible Notes,” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which description is incorporated herein by reference. The foregoing description is qualified in its entirety by reference to the full text of the Note Purchase Agreement, which is filed as Exhibit 10.4 to this Quarterly Report.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	October 14, 2020

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	001-39594	3.1	July 24, 2025

3.3	Amended and Restated Bylaws	8-K	001-39594	3.2	October 14, 2020

4.1	First Amendment to Warrant to Purchase Shares of Common Stock	Filed herewith

4.2	Warrant to Purchase Shares of Common Stock of Adrenyx Biosciences, Inc.	Filed herewith

10.1*

Consent and First Amendment to Loan Documents, dated November 6, 2026, by and among the Company, Avenue Capital Management II, L.P., as administrative agent and collateral agent, and Avenue Venture Opportunities Fund II, L.P., as lender

Filed herewith

10.2*	Separation and Distribution Agreement, dated November 6, 2026, by and between the Company and Adrenyx Biosciences, Inc.	Filed herewith

10.3*	Transition Services Agreement, dated November 6, 2026, by and between the Company and Adrenyx Biosciences, Inc.	Filed herewith

10.4*	Secured Convertible Note Purchase Agreement, dated November 6, 2026	Filed herewith

10.5	Offer Letter, by and between Spruce Biosciences, Inc. and Adrian Quartel, effective July 27, 2026	10-Q	001-39594	10.4	August 12, 2026

10.6	Form of Stock Purchase Agreement, dated August 7, 2026 by and among the Company and the Purchasers	10-Q	001-39594	10.5	August 12, 2026

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

Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

SPRUCE BIOSCIENCES, INC.

Date: November 9, 2026	By:	/s/ Javier Szwarcberg, M.D., MPH
Javier Szwarcberg, M.D., MPH
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Samir Gharib
Samir Gharib
President and Chief Financial Officer (Principal Financial and Accounting Officer)